Form 10-Q
period 2022-07-03
QuidelOrtho Corp
filed 2022-08-05
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-41409
 ____________________________________________________________________________
QUIDELORTHO CORPORATION
(Exact name of registrant as specified in its charter)
  ____________________________________________________________________________

Delaware	87-4496285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9975 Summers Ridge Road, San Diego, California	92121
(Address of principal executive offices)	(zip code)
(858) 552-1100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	QDEL	The NASDAQ Stock Market
____________________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 27, 2022, 66,952,942 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except par value)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$379.0	$802.8
Marketable securities	52.5	25.7
Accounts receivable, net	379.2	378.0
Inventories	552.7	198.8
Prepaid expenses and other current assets	195.7	35.0
Total current assets	1,559.1	1,440.3
Property, plant and equipment, net	1,110.1	349.2
Marketable securities	15.2	37.9
Right-of-use assets	168.9	127.6
Goodwill	2,589.6	337.0
Intangible assets, net	3,194.9	98.7
Deferred tax asset	32.5	20.1
Other assets	152.1	19.6
Total assets	$8,822.4	$2,430.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247.3	$101.5
Accrued payroll and related expenses	116.9	40.4
Income tax payable	69.1	66.9
Current portion of borrowings	207.8	0.3
Other current liabilities	258.9	114.4
Total current liabilities	900.0	323.5
Operating lease liabilities	168.2	128.6
Long-term borrowings	2,533.3	0.4
Deferred tax liability	214.0	—
Other liabilities	87.3	48.5
Total liabilities	3,902.8	501.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at July 3, 2022 and January 2, 2022	—	—
Common stock, $0.001 par value per share; 126.2 and 97.5 shares authorized; 67.0 and 41.7 shares issued and outstanding at July 3, 2022 and January 2, 2022, respectively	—	—
Additional paid-in capital	2,831.9	279.8
Accumulated other comprehensive (loss) income	(60.7)	0.4
Retained earnings	2,148.4	1,649.2
Total stockholders’ equity	4,919.6	1,929.4
Total liabilities and stockholders’ equity	$8,822.4	$2,430.4

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Total revenues	$613.4	$176.6	$1,615.7	$551.9
Cost of sales, excluding amortization of intangibles	275.9	68.6	536.2	140.2
Selling, marketing and administrative	118.4	54.2	203.2	102.9
Research and development	34.2	22.6	60.6	45.9
Amortization of intangible assets	21.0	6.8	28.1	13.6
Acquisition and integration costs	80.2	1.1	83.2	1.8
Other operating expenses	4.0	—	4.0	—
Operating income	79.7	23.3	700.4	247.5
Interest expense, net	10.3	1.4	11.3	3.4
Loss on extinguishment of debt	24.0	—	24.0	—
Other expense, net	2.5	0.2	1.6	0.6
Income before provision for income taxes	42.9	21.7	663.5	243.5
Provision for income taxes	23.6	2.6	164.3	46.3
Net income	$19.3	$19.1	$499.2	$197.2
Basic earnings per share	$0.37	$0.46	$10.62	$4.74
Diluted earnings per share	$0.36	$0.45	$10.47	$4.64
Weighted average shares outstanding - basic	52.2	41.7	47.0	41.6
Weighted average shares outstanding - diluted	52.9	42.4	47.7	42.5
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$19.3	$19.1	$499.2	$197.2
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(66.1)	0.3	(66.0)	(0.6)
Changes in unrealized losses from investments, net of tax	(0.2)	—	(0.6)	—
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains on derivative instruments	4.4	(0.2)	4.6	0.1
Reclassification of net realized (gains) losses on derivative instruments included in net income	1.0	0.8	0.9	1.9
Total change in unrealized gains (losses) from cash flow hedges, net of tax	5.4	0.6	5.5	2.0
Comprehensive (loss) income	$(41.6)	$20.0	$438.1	$198.6
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 2, 2022	41.7	$—	$279.8	$0.4	$1,649.2	$1,929.4
Issuance of common stock under equity compensation plans	0.2	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	6.2	—	—	6.2
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(6.8)	—	—	(6.8)
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	479.9	479.9
Balance at April 3, 2022	41.8	$—	285.6	0.2	2,129.1	2,414.9
Issuance of common stock under equity compensation plans	0.1	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	14.7	—	—	14.7
Issuance of shares in connection with the Combinations	25.1	—	2,495.4	—	—	2,495.4
Issuance of equity replacement awards in connection with the Combinations	—	—	36.1	—	—	36.1
Tax withholdings related to vesting of stock-based awards	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss, net of tax	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	—	19.3	19.3
Balance at July 3, 2022	67.0	$—	$2,831.9	$(60.7)	$2,148.4	$4,919.6
.

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 3, 2021	42.3	$—	$388.1	$(0.4)	$945.0	$1,332.7
Issuance of common stock under equity compensation plans	0.4	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	5.9	—	—	5.9
Tax withholdings related to vesting of stock-based awards	(0.2)	—	(33.9)	—	—	(33.9)
Other comprehensive income, net of tax	—	—	—	0.5	—	0.5
Net income	—	—	—	—	178.1	178.1
Balance at April 4, 2021	42.5	—	366.5	0.1	1,123.1	1,489.7
Issuance of common stock under equity compensation plans	0.1	—	0.5	—	—	0.5
Stock-based compensation expense	—	—	5.8	—	—	5.8
Tax withholdings related to vesting of stock-based awards	—	—	(1.5)	—	—	(1.5)
Repurchases of common stock	(1.0)	—	(103.4)	—	—	(103.4)
Other comprehensive income, net of tax	—	—	—	0.9	—	0.9
Net income	—	—	—	—	19.1	19.1
Balance at July 4, 2021	41.6	$—	$267.9	$1.0	$1,142.2	$1,411.1
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended
	July 3, 2022	July 4, 2021
OPERATING ACTIVITIES:
Net income	$499.2	$197.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.8	24.6
Stock-based compensation expense	23.3	11.7
Net change in operating lease right-of-use assets and liabilities	9.9	1.8
Payment of accreted interest on contingent and deferred consideration	(10.4)	(8.2)
Loss on extinguishment of debt	24.0	—
Other non-cash, net	13.7	5.8
Changes in assets and liabilities:
Accounts receivable	232.3	451.2
Inventories	(36.1)	(104.8)
Prepaid expenses and other current and non-current assets	(9.8)	(21.1)
Accounts payable	(46.8)	(10.1)
Accrued payroll and related expenses	(9.1)	(16.1)
Income taxes payable	1.6	(126.0)
Other current and non-current liabilities	(29.0)	1.5
Net cash provided by operating activities	725.6	407.5
INVESTING ACTIVITIES
Acquisitions of property, equipment, investments and intangibles	(48.7)	(153.5)
Acquisition of businesses, net of cash and restricted cash acquired	(1,511.4)	—
Proceeds from government assistance allocated to fixed assets	10.4	23.2
Purchases of marketable securities	(33.6)	—
Proceeds from sale of marketable securities	28.2	—
Net cash used for investing activities	(1,555.1)	(130.3)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	4.4	4.9
Proceeds from long-term borrowings, net of debt issuance costs	2,734.8	—
Payments on long-term borrowings and extinguishment costs	(2,284.4)	(0.3)
Payments of tax withholdings related to vesting of stock-based awards	(7.5)	(35.4)
Repurchases of common stock	—	(103.4)
Principal payments of acquisition contingent consideration	(4.2)	(4.7)
Principal payments of deferred consideration	(33.4)	(35.1)
Net cash provided by (used for) financing activities	409.7	(174.0)
Effect of exchange rates on cash	(2.4)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(422.2)	103.3
Cash, cash equivalents and restricted cash at beginning of period	802.8	489.9
Cash, cash equivalents and restricted cash at end of period	$380.6	$593.2

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$2.8	$31.2
Capital expenditures to be reimbursed under a government contract	$1.4	$13.6
Transfer of instrument inventories to fixed assets	$12.1	$—
Reduction of other current liabilities upon issuance of restricted share units	$2.9	$2.0
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
On May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021 (the “BCA”), by and among Quidel Corporation (“Quidel”), Ortho Clinical Diagnostics Holdings plc (“Ortho”), QuidelOrtho™ Corporation (formerly Coronado Topco, Inc.) (“QuidelOrtho” and collectively with its subsidiaries, the “Company”), Orca Holdco, Inc., Laguna Merger Sub, Inc. (“U.S. Merger Sub”), and Orca Holdco 2, Inc., Quidel and Ortho consummated a business combination (the “Combinations”) by way of (i) a scheme of arrangement undertaken by Ortho under Part 26 of the U.K. Companies Act 2006 (the “Ortho Scheme”), pursuant to which each issued and outstanding share of Ortho was acquired by a nominee of QuidelOrtho, such that Ortho became a wholly owned subsidiary of QuidelOrtho, and (ii) a merger of U.S. Merger Sub with and into Quidel, with Quidel surviving the merger as a wholly owned subsidiary of QuidelOrtho. The High Court of Justice of England and Wales (the “Court”) sanctioned the Ortho Scheme on May 26, 2022 and a sealed order of the Court was delivered to the Registrar of Companies at Companies House on May 27, 2022, satisfying the final condition to closing. The results of operations of Ortho have been included in our consolidated financial statements from the date of acquisition. See Note 2 for further information related to the Combinations.
The Company’s mission is to develop and manufacture accurate and affordable diagnostic testing technologies across the continuum of healthcare testing needs to create better patient outcomes. The Company’s expertise in clinical chemistry, immunoassay and molecular testing helps clinicians and patients make better informed decisions across the globe. The Company’s global infrastructure and commercial reach support its customers across more than 130 countries and territories with quality diagnostics, a broad test portfolio and market leading service.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnotes or other financial information required by GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The information at July 3, 2022, and for the three and six months ended July 3, 2022 and July 4, 2021, is unaudited. For further information, refer to the unaudited Consolidated Financial Statements and notes thereto for the year ended January 2, 2022 included in Quidel’s 2021 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June, and September. For 2022 and 2021, the Company’s fiscal year will end or has ended on January 1, 2023 and January 2, 2022, respectively. For 2022 and 2021, the Company’s second quarter ended on July 3, 2022 and July 4, 2021, respectively. The three and six-month periods ended July 3, 2022 and July 4, 2021 each included 13 and 26 weeks, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain prior period amounts were reclassified to conform to the current period presentation, including separate presentation of Amortization of intangible assets and Interest expense, net, the combination of Selling, marketing and administrative expense, and reclassification of Other current liabilities and Other liabilities, which did not change the reported amounts of Total current liabilities or Total liabilities. Cost of sales, excluding amortization of intangibles for the three and six months ended July 4, 2021 excludes $1.8 million and $3.6 million, respectively, of intangibles amortization expense, formerly included in Cost of sales, which has been reclassified to Amortization of intangible assets. Selling, marketing and administrative expense for the three and six months ended July 4, 2021 excludes $5.0 million and $10.0 million, respectively, of intangibles amortization expense, formerly included in Sales and marketing expense, which has been reclassified to Amortization of intangible assets. The reclassifications did not have an impact on net assets, Operating income, Net income, Basic or Diluted earnings per share, or cash flows.
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the first quarter of 2022 with no material impact to the Company’s unaudited Consolidated Financial Statements.
Significant Accounting Policies
During the six months ended July 3, 2022, there have been no changes to the Company’s significant accounting policies as described in Quidel’s 2021 Annual Report on Form 10-K, except the addition of certain policies related to the Combinations which are discussed below and within the notes.
Business Combinations
The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including, but not limited to, an income approach and a market approach such as the estimation of future cash flows of the acquired business and current selling prices of similar assets. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. When applicable, adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.
Defined benefit plans and other post-employment benefits
In connection with the Combinations, the Company assumed Ortho’s defined benefit plans in certain countries and a retiree healthcare reimbursement plan for certain U.S. employees. Defined benefit plans specify an amount of pension benefit that an employee will receive on retirement, usually dependent on factors such as age, years of service and compensation. The net obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The net obligation is then determined with reference to the fair value of the plan assets (if any). The discount rate used is the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.

Government Assistance
In connection with the Combinations, the Company acquired a previously established agreement between Ortho and the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services, which provided funding for Ortho to build manufacturing space and production support equipment to increase COVID-19 assay production capacity, as well as to build a manufacturing facility to produce certain analyzers needed to support COVID-19 testing. Amounts received from BARDA under this grant are recorded as a reduction to the carrying value of the related assets. A portion of the grant will be for purposes of reimbursement of certain general and administrative expenses related to the project, which will not be capitalized as part of the equipment constructed in connection with the project and will be recorded as a reduction to the related expense. The Company received $10.4 million during the six months ended July 3, 2022, which was recorded as a reduction to the carrying value of the related assets.
Note 2. Business Combination
On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. As a result of the Combinations, QuidelOrtho became the successor issuer to Quidel. The Combinations have been accounted for as a business combination using the acquisition method of accounting in conformity with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with Quidel considered the accounting and the legal acquirer. The Combinations enhance the Company’s revenue profile and expand the Company’s geographic footprint and product diversity.
The Combinations were completed for total consideration of approximately $4.3 billion, which includes the fair value of equity issued based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock. Former Ortho shareholders received $7.14 in cash and 0.1055 shares of QuidelOrtho common stock for each Ortho ordinary share. The total purchase consideration was calculated as follows (in millions, except value per share data and Ortho Exchange Ratio):

Total Ortho shares subject to exchange	237.487
Ortho Exchange Ratio	0.1055
QuidelOrtho shares issued	25.055
Value per Quidel share as of May 26, 2022	$99.60
Fair value of stock consideration	$2,495.5
Fair value of replacement equity awards (1)	47.9
Cash consideration (2)	1,747.7
Total purchase consideration	$4,291.1

(1)
Represents the fair value of replacement stock options (which include options with time-based, performance-based, and both performance- and market-based vesting conditions), restricted stock units (“RSUs”) and restricted stock outstanding as of May 27, 2022 that are attributable to service prior to the Combinations. The terms of the replacement awards are substantially similar to the former Ortho equity awards for which they were exchanged. The portion of the fair value of the replacement equity awards attributable to service after the Combinations is $46.6 million and will be recognized as compensation expense based on the vesting terms of the replacement equity awards.

(2)
Represents cash consideration of $7.14 per share paid to Ortho shareholders and holders of vested Ortho stock options on the closing date of the Combinations for 237.5 million outstanding Ortho shares and 7.3 million vested Ortho stock options.

The Company funded the cash portion of the purchase price with cash on its balance sheet and a portion of the Term Loan (as defined in Note 8) proceeds from the Financing (as defined in Note 8). See Note 8 for further information regarding the Company’s debt.

The components of the preliminary purchase price allocation on the closing date of the Combinations are as follows (in millions):

Cash and cash equivalents	$234.5
Accounts receivable	240.6
Inventories	386.8
Property, plant and equipment	767.5
Goodwill	2,291.3
Intangible assets	3,133.0
Prepaid expenses and other assets	287.9
Total assets	7,341.6
Accounts payable	(135.0)
Accrued payroll and related expenses	(80.7)
Long-term borrowings, including current portion (1)	(2,268.4)
Deferred tax liability	(215.4)
Other current and non-current liabilities	(351.0)
Total liabilities	(3,050.5)
Total purchase consideration	$4,291.1
(1) Immediately following the closing of the Combinations, the Company repaid long-term borrowings assumed, which consisted of $1,608.4 million aggregate principal amount related to Ortho’s Dollar Term Loan and Euro Term Loan Facilities, $240.0 million aggregate principal amount of 7.375% Senior Notes due 2025 and $405.0 million aggregate principal amount of 7.250% Senior Notes due 2028. The Senior Notes outstanding were fully discharged following the Combinations. The Company recorded a $23.5 million loss on extinguishment in connection with the Combinations, representing the difference between the reacquisition value, inclusive of $35.9 million of redemption premium, and the net carrying value of the extinguished debt.
The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and the Company’s estimates and assumptions are subject to change, including the valuation of inventory, property, plant and equipment, intangible assets, income taxes and legal contingencies, among other items, to reflect any additional information related to facts and circumstances that existed as of the closing date of the Combinations that, if known, would have affected the measurement of the amounts recognized as of that date. The Company is continuing to obtain and evaluate information relevant to the estimated future cash flows to value certain intangible assets, as well as replacement cost and relevant market transaction information to value acquired plant, property, and equipment. As a result, the preliminary related amounts presented above may change. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the closing date of the Combinations.
Inventories acquired included raw materials, work in progress and finished goods. Inventories were recorded at their estimated fair values. The inventory was valued at the estimated selling price less the estimated costs to be incurred to complete and sell the inventory, the associated margins on these activities and holding costs. A preliminary step-up in value of inventory of $64.1 million was recorded in connection with the Combinations. The step-up value will be recorded in Cost of sales, excluding amortization of intangibles in the Consolidated Statements of Income as the inventory is sold to customers and is expected to be fully recognized in approximately six months. In each of the three and six months ended July 3, 2022, $11.2 million of the fair value step-up of inventory was recognized in the unaudited Consolidated Statements of Income.
Goodwill represents the excess of the total purchase consideration over the estimated fair value of the net assets acquired, and is primarily attributable to synergies which are expected to expand the Company’s revenue profile and product diversity, as well as Ortho’s assembled workforce. Goodwill is not deductible for tax purposes. The preliminary assignment of goodwill by reportable segment is as follows (in millions):

North America	$1,172.9
EMEA	436.3
China	140.7
Other	541.4
$2,291.3

The following table sets forth the amounts assigned to the identifiable intangible assets acquired (in millions, except years):

Intangible Asset	Amortization period	Fair value of assets acquired
Customer relationships	20 years	$1,679.0
Developed technology	15 years	903.0
Trademarks	15 years	373.0
In-process research and development	Not amortized	178.0
		$3,133.0
The fair value of customer relationships and in-process research and development (“IPR&D”) was estimated using the Multi-Period Excess Earnings Method, which is a form of the income approach. The significant assumptions include: (i) the estimated annual net cash flows, which are a function of expected earnings attributable to the asset, contributory asset charges and the applicable tax rate, and (ii) the discount rate.
The fair value of developed technology and trademarks was estimated using the Relief from Royalty Method, which is another form of the income approach. The significant assumptions include: (i) the estimated annual net cash flows, which are a function of expected earnings attributable to the asset, the probability of use of the asset, the royalty rate and the applicable tax rate, and (ii) the discount rate.
Intangible assets are amortized on a straight-line basis over the amortization periods noted above, which reflects the estimated useful life of the underlying assets. The amortization of IPR&D will begin at the related product launch and will be tested annually for potential impairment.
In the three and six months ended July 3, 2022, the Company incurred $43.7 million and $45.9 million, respectively, of transaction costs related to the Combinations, which primarily consisted of financial advisory, legal, accounting and valuation-related expenses. These expenses were recorded in Acquisition and integration costs in the unaudited Consolidated Statements of Income.
The following unaudited supplemental pro forma financial information shows the combined results of operations of the Company as if the Combinations had occurred on January 4, 2021, the beginning of the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Pro forma total revenues	$898.5	$669.1	$2,400.9	$1,551.2
Pro forma net (loss) income	22.3	(13.0)	500.8	116.7
This unaudited supplemental pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the Combinations been completed at the beginning of fiscal year 2021. In addition, the unaudited supplemental pro forma financial information is not a projection of the Company’s future results of operations, nor does it reflect the expected realization of any synergies or cost savings associated with the Combinations. The unaudited supplemental pro forma financial information includes adjustments for:
•Incremental intangible assets amortization expense to be incurred of $6.3 million, $15.5 million, $8.8 million and $17.6 million in the three and six months ended July 3, 2022 and the three and six months ended July 4, 2021, respectively, based on the preliminary fair values of the identifiable intangible assets acquired;
•Incremental cost of sales related to the fair value step-up of inventory which is reflected by an adjustment to decrease expense by $11.2 million in each of the three and six months ended July 3, 2022 and an adjustment to increase expense by $32.0 million and $64.1 million in the three and six months ended July 4, 2021, respectively;
•Decreases in interest expense of $4.5 million, $11.2 million, $6.7 million and $20.6 million in the three and six months ended July 3, 2022 and the three and six months ended July 4, 2021, respectively, associated with the issuance of debt to finance the Combinations and to repay Ortho’s then-outstanding indebtedness, including the net impact of the removal of the amortization of the discount on Ortho’s indebtedness and change in amortization of deferred financing fees;
•The removal of $50.3 million of loss on extinguishment of debt from Ortho’s results for the six months ended July 4, 2021 and the reclassification of $24.0 million of loss on extinguishment of debt incurred during each of the three and six months ended July 3, 2022 to the six months ended July 4, 2021;

•The reclassification of $12.8 million of expense related to the accelerated vesting of certain stock awards of Ortho’s former Chief Executive Officer from the three and six months ended July 3, 2022 to the six months ended July 4, 2021; and
•Tax impacts related to the above adjustments.
From the closing date of the Combinations through July 3, 2022, the acquired results of operations of Ortho contributed total revenues of $213.7 million and net loss of $40.1 million to the Company’s consolidated results, which included amortization of acquired intangible assets of $14.1 million and recognition in Cost of sales, excluding amortization of intangibles of the fair value step-up of inventory of $11.2 million.
Note 3. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the sum of the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of shares issuable from stock options, unvested RSUs and restricted stock. Potentially dilutive shares of common stock from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic weighted-average shares of common stock outstanding	52.2	41.7	47.0	41.6
Dilutive potential shares issuable from stock options and unvested RSUs	0.7	0.7	0.7	0.9
Diluted weighted-average shares of common stock outstanding	52.9	42.4	47.7	42.5
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1.4	0.2	1.3	0.1
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 4. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract asset”). Contract assets are included within Prepaid expenses and other current assets or Other assets in the Company’s unaudited Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s unaudited Consolidated Balance Sheets were as follows:

(In millions)	July 3, 2022
Prepaid expenses and other current assets	$54.4
Other assets	0.5
Total contract assets	$54.9
The contract asset balance as of July 3, 2022 consists of the following components, all of which were acquired by the Company in connection with the Combinations; therefore, no balance existed at January 2, 2022:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $10.3 million, of which $9.8 million as of July 3, 2022 was recorded in Prepaid expenses and other current assets and $0.5 million was included in Other assets; and

•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $44.6 million as of July 3, 2022 and was recorded in Prepaid expenses and other current assets.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three months ended July 3, 2022.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $33.2 million as of July 3, 2022, and $1.9 million as of January 2, 2022. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $9.7 million as of July 3, 2022 and was included in Other liabilities in the unaudited Consolidated Balance Sheets.
Grifols / Novartis Vaccines and Diagnostics, Inc.
In connection with the Combinations, the Company acquired the ongoing collaboration arrangement (the “Joint Business”) between Ortho and Grifols Diagnostic Solutions, Inc. (“Grifols”), under which Ortho and Grifols pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $5.6 million during each of the three and six months ended July 3, 2022. This includes the Company’s portion of the pre-tax net profit of $3.6 million during each of the three and six months ended July 3, 2022 on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the unaudited Consolidated Statements of Income. The Company’s portion of the pre-tax net profit also includes revenue of $2.0 million from collaboration and royalty agreements during the three and six months ended July 3, 2022, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
Following the Combinations, the Company generates product revenue in the following business units:
•Labs—Focused on (i) clinical chemistry laboratory instruments and tests, which measure target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay laboratory instruments and tests, which measure proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, (iii) testing to detect and monitor disease progression across a broad spectrum of therapeutic areas, (iv) other product revenues primarily from contract manufacturing, (v) specialized diagnostic solutions and (vi) collaboration and license agreements pursuant to which the Company derives collaboration and royalty revenues.
•Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to help ensure patient-donor compatibility in blood transfusions and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the U.S.
•Point-of-Care—Focused on tests to provide rapid results across a broad continuum of point-of-care settings, including tests for professional healthcare providers and tests that can be taken at home. Includes (i) tests for a range of benchtop analyzers and (ii) tests that can be visually read.
•Molecular Diagnostics—Includes (i) Polymerase Chain Reaction (“PCR”) thermocyclers with reduced process time and ready-to-use reagent configurations and (ii) analyzer and amplification systems with the ability to run multiple assays at one time.

The following table summarizes Total revenues by business unit for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Labs	$157.4	$10.4	$170.7	$21.3
Transfusion Medicine	68.2	—	68.2	—
Point-of-Care	367.1	131.8	1,310.1	435.9
Molecular Diagnostics	20.7	34.4	66.7	94.7
Total revenues	$613.4	$176.6	$1,615.7	$551.9
Concentration of Revenue and Credit Risk
The Company had sales to individual customers in excess of 10% of Total revenues as follows:

	Six Months Ended
	July 3, 2022	July 4, 2021
Customer:
A	37%	—%
B	11%	18%
C	6%	11%
	54%	29%
As of July 3, 2022 and January 2, 2022, customers with balances due in excess of 10% of Accounts receivable, net totaled $73.8 million and $267.3 million, respectively. For the six months ended July 3, 2022 and July 4, 2021, sales of COVID-19 products accounted for 70% and 64% of Total revenues, respectively. For the six months ended July 3, 2022 and July 4, 2021, sales of influenza products accounted for 8% and 3% of Total revenues, respectively.
Note 5. Segment and Geographic Information
In connection with the Combinations, the manner in which the chief operating decision maker (“CODM”) reviews the Company’s performance and allocates resources changed, resulting in three geographically-based reportable segments: North America; Europe, the Middle East and Africa (“EMEA”); and China. Although all three segments are engaged in the marketing, distribution and sale of diagnostic instruments and assays for hospitals, retailers, distributors, laboratories and/or blood and plasma centers worldwide, each region is managed separately to better align with the market dynamics of the specific geographic region. Latin America, Japan and Asia Pacific are immaterial operating segments that are not considered reportable segments and are included in “Other.” Previously, the Company operated as a single reportable segment. Prior periods have been revised to align with the current period presentation.
Total revenues by reportable segment are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
North America	$438.2	$122.0	$1,399.7	$435.4
EMEA	42.1	17.9	57.3	39.0
China	73.6	17.8	82.3	31.3
Other	59.5	18.9	76.4	46.2
Total revenues	$613.4	$176.6	$1,615.7	$551.9

Beginning in the second quarter of 2022, in connection with the Combinations, the basis by which the Company measures segment profit or loss changed to Segment Adjusted EBITDA in order to manage the Company’s business to better align with the market dynamics of the specific geographic regions in which the Company operates. Prior periods have been revised to align with the current period presentation. The following table sets forth the reconciliations of Segment Adjusted EBITDA to Income before provision for income taxes for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
North America	$285.0	$94.4	$1,029.9	$374.8
EMEA	12.8	7.3	16.3	18.3
China	35.4	9.3	38.7	15.4
Other	24.5	7.9	34.1	28.1
Total Segment Adjusted EBITDA	357.7	118.9	1,119.0	436.6
Corporate (1)	(139.5)	(81.1)	(259.9)	(161.3)
Depreciation and amortization	(47.5)	(12.3)	(62.8)	(24.6)
Interest expense, net	(10.3)	(1.4)	(11.3)	(3.4)
Acquisition and integration costs	(80.2)	(1.1)	(83.2)	(1.8)
Loss on extinguishment of debt	(24.0)	—	(24.0)	—
Unwind inventory fair value adjustment	(11.2)	—	(11.2)	—
Amortization of deferred cloud computing implementation costs	(1.3)	(1.2)	(2.3)	(1.9)
Derivative mark-to-market gain	1.0	—	1.0	—
Loss on investments	(0.8)	—	(0.8)	—
Employee compensation charges and other costs	(0.5)	—	(0.5)	—
EU medical device regulation transition costs (2)	(0.4)	—	(0.4)	—
Change in fair value of acquisition contingencies	(0.1)	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	$42.9	$21.7	$663.5	$243.5
(1) Primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing and information technology (“IT”) functions, which benefit the Company as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Company’s corporate function also includes debt and stock-based compensation associated with all employee stock-based awards.
(2) Represents incremental consulting costs and research and development (“R&D”) manufacturing site costs to align compliance of Ortho’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022.
The CODM does not review capital expenditures, total depreciation and amortization or assets by segment, and therefore this information has been excluded as it does not comprise part of management’s key performance metrics.
Note 6. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
For the three months ended July 3, 2022 and July 4, 2021, the Company recognized a Provision for income taxes of $23.6 million and $2.6 million, respectively, in relation to Income before provision for income taxes of $42.9 million and $21.7 million, respectively, resulting in effective tax rates of 55% and 12%, respectively. As compared to the federal statutory rate of 21%, the effective tax rates in both periods were impacted primarily by income taxes owed in U.S. states. For the three months ended July 4, 2021, the effective tax rate was partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation, R&D credits and corporate deductions attributable to Foreign Derived Intangible Income (“FDII”), which were immaterial to the effective tax rate in the three months ended July 3, 2022.

For the six months ended July 3, 2022 and July 4, 2021, the Company recognized a Provision for income taxes of $164.3 million and $46.3 million, respectively, in relation to Income before provision for income taxes of $663.5 million and $243.5 million, respectively, resulting in effective tax rates of 25% and 19%, respectively. As compared to the federal statutory rate of 21%, the effective tax rates in both periods were impacted primarily by income taxes owed in U.S. states. For the six months ended July 4, 2021, the effective tax rate was partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation, R&D credits and corporate deductions attributable to FDII, which were immaterial to the effective tax rate in the six months ended July 3, 2022.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2012 and forward are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
The balance of unrecognized tax benefits at July 3, 2022, not including interest and penalties, was $45.5 million, of which $33.2 million would affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At July 3, 2022, the Company had approximately $8.4 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $3.0 million.
Note 7. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	July 3, 2022	January 2, 2022
Cash and cash equivalents	$379.0	$802.8
Restricted cash included in Other assets	1.6	—
Cash, cash equivalents and restricted cash	$380.6	$802.8
Marketable Securities
The following table is a summary of marketable securities:

	July 3, 2022			January 2, 2022
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$45.5	$(0.7)	$44.8	$22.3	$—	$22.3
Commercial paper	2.2	—	2.2	—	—	—
Corporate asset-backed securities	5.6	(0.1)	5.5	3.4	—	3.4
Total marketable securities, current	53.3	(0.8)	52.5	25.7	—	25.7
Corporate bonds, non-current	6.5	—	6.5	26.8	(0.1)	26.7
Corporate asset-backed securities, non-current	6.9	(0.1)	6.8	11.2	—	11.2
Foreign and other	1.9	—	1.9	—	—	—
Total marketable securities	$68.6	$(0.9)	$67.7	$63.7	$(0.1)	$63.6

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	July 3, 2022	January 2, 2022
Accounts receivable	$445.5	$430.4
Allowance for contract rebates and discounts	(59.7)	(50.7)
Allowance for doubtful accounts	(6.6)	(1.7)
Total accounts receivable, net	$379.2	$378.0
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	July 3, 2022	January 2, 2022
Raw materials	$219.7	$103.2
Work-in-process (materials, labor and overhead)	75.7	36.1
Finished goods (materials, labor and overhead)	296.8	59.5
Total inventories	$592.2	$198.8

Inventories	$552.7	$198.8
Other assets (1)	39.5	—
Total inventories	$592.2	$198.8
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In millions)	July 3, 2022	January 2, 2022
Other receivables	$39.1	$15.8
Contract assets	54.4	—
Prepaid expenses	45.3	14.6
Income taxes and other tax receivables	42.0	—
Derivatives	13.8	0.1
Other	1.1	4.5
Total prepaid expenses and other current assets	$195.7	$35.0

Other Current Liabilities
Other current liabilities consist of the following:

(In millions)	July 3, 2022	January 2, 2022
Accrued commissions and rebates	$39.7	$15.9
Deferred consideration	38.1	41.9
Deferred revenue	33.2	1.9
Operating lease liabilities	22.2	10.0
Accrued other taxes payable	16.9	10.2
Derivatives	11.0	0.3
Contingent consideration	0.1	6.0
Payables under transition services agreements	—	10.9
Other	97.7	17.3
Total other current liabilities	$258.9	$114.4
Note 8. Long-term Borrowings
The components of borrowings were as follows:

(In millions)	July 3, 2022	January 2, 2022
Term Loan	$2,750.0	$—
Revolving Credit Facility	—	—
Financing lease obligation	1.2	0.7
Other long-term borrowings	1.9	—
Unamortized deferred financing costs	(12.0)	—
Total borrowings	2,741.1	0.7
Less: current portion	(207.8)	(0.3)
Long-term borrowings	$2,533.3	$0.4
On May 27, 2022, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender (“Bank of America”), and the other lenders and L/C issuers party thereto (together with Bank of America, the “Lenders”). Pursuant to the Credit Agreement and in connection with the consummation of the Combinations, the Lenders provided the Company with a $2,750.0 million senior secured term loan facility (the “Term Loan”) and a $750.0 million revolving credit facility (the “Revolving Credit Facility” and with the Term Loan, the “Financing”). Effective August 4, 2022, pursuant to the Increase Joinder No. 1 to the Credit Agreement, the Revolving Credit Facility increased by $50.0 million to $800.0 million. The Financing is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate per annum equal to the Term SOFR or Base Rate plus the Applicable Rate (each as defined in the Credit Agreement). On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan, and the effective interest rate as of July 3, 2022 was 2.97%. As of July 3, 2022, letters of credit issued under the Revolving Credit Facility totaled $33.2 million, which reduced the available amount under the Revolving Credit Facility to $716.8 million. In connection with the Credit Agreement, the Company incurred $15.2 million of debt issuance costs, of which $11.9 million was related to the Term Loan and $3.3 million was related to the Revolving Credit Facility. Debt issuance costs related to the issuance of the Term Loan were recorded as a reduction of the principal amount of the borrowings and are being amortized using the effective interest method as a component of Interest expense, net over the life of the Term Loan. Debt issuance costs related to the Revolving Credit Facility were recorded as Other assets and are being amortized on a straight-line basis over the term of the Revolving Credit Facility.

The Term Loan is subject to quarterly amortization of the principal amount on the last business day of each fiscal quarter of the Company (commencing on September 30, 2022) in such amounts as are set forth in the Credit Agreement. The Term Loan and the Revolving Credit Facility will mature on May 27, 2027. The Company must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the first four fiscal quarters ending after the closing date of the Credit Agreement (the “Initial Measurement Period”), (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of July 3, 2022.
The Credit Agreement was entered into in connection with the Combinations in order to fund a portion of the cash portion of the purchase price as well as repay substantially all of Ortho’s then-outstanding indebtedness. See Note 2 for more information related to the Combinations. In connection with the closing of the Combinations, Quidel terminated its previous $175.0 million revolving credit facility and related credit agreement on May 27, 2022, which did not have an outstanding balance.
The following table provides the detailed amounts within Interest expense, net for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Term Loan	$8.4	$—	$8.4	$—
Revolving Credit Facility	0.3	—	0.4	0.1
Amortization of deferred financing costs	0.2	0.1	0.3	0.2
Derivative instruments and other	1.8	1.4	2.9	3.3
Interest income	(0.4)	(0.1)	(0.7)	(0.2)
Interest expense, net	$10.3	$1.4	$11.3	$3.4
Note 9. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the six months ended July 3, 2022 is as follows:

(In millions, except price data)	Shares	Weighted-average exercise price per share
Outstanding at January 2, 2022	0.7	$62.71
Granted	0.2	100.60
Stock options assumed in the Combinations	1.2	96.10
Exercised	(0.1)	37.75
Outstanding at July 3, 2022	2.0	$86.18

A summary of the status of RSU activity for the six months ended July 3, 2022 is as follows:

(In millions, except price data)	Shares	Weighted-average grant date fair value
Non-vested January 2, 2022	0.6	$95.81
Granted	0.7	98.38
Vested	(0.2)	80.55
Non-vested at July 3, 2022	1.1	$100.12
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying unaudited Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of sales	$0.6	$0.6	$1.3	$1.2
Research and development	1.3	0.9	2.4	1.9
Sales, marketing and administrative	8.0	4.3	13.3	8.6
Acquisition and integration costs	6.0	—	6.3	—
Total stock-based compensation expense	$15.9	$5.8	$23.3	$11.7
As of July 3, 2022, total unrecognized compensation expense was $105.1 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants, including grants related to options assumed in the Combinations presented separately:

	Assumed on	Six Months Ended
	May 27, 2022 (1)	July 3, 2022	July 4, 2021
Risk-free interest rate	2.28%	1.99%	0.42%
Expected option life (in years)	1.78	4.89	5.01
Volatility rate	64%	58%	53%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value	$40.57	$50.86	$115.78
(1) The replacement stock options granted to Ortho option holders on the Combinations date were issued consistent with the vesting conditions of the replaced award. The fair value on the Combinations date attributed to post-combination service, adjusted for estimated forfeitures, is recognized as expensed on a straight-line basis over the remaining vesting period. The fair value of the replacement stock options were valued utilizing the Black-Scholes option valuation model.
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended July 3, 2022 and July 4, 2021 was $98.38 and $204.50, respectively.

Note 10. Commitments and Contingencies
From time to time, the Company is involved in litigation and other legal proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity.
Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.
Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	July 3, 2022				January 2, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2.5	$4.2	$—	$6.7	$204.7	$6.6	$—	$211.3
Marketable securities	—	67.7	—	67.7	—	63.6	—	63.6
Derivative assets	—	25.9	—	25.9	—	0.1	—	0.1
Total assets measured at fair value	$2.5	$97.8	$—	$100.3	$204.7	$70.3	$—	$275.0
Liabilities:
Derivative liabilities	$—	$12.2	$—	$12.2	$—	$0.3	$—	$0.3
Contingent consideration	—	—	0.1	0.1	—	—	6.1	6.1
Deferred consideration	—	38.1	—	38.1	—	78.4	—	78.4
Total liabilities measured at fair value	$—	$50.3	$0.1	$50.4	$—	$78.7	$6.1	$84.8
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three and six-month periods ended July 3, 2022 and the year ended January 2, 2022.
Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments and highly liquid corporate debt securities with maturities within three months from purchase. Marketable securities consist of investment-grade corporate and government debt securities, corporate asset-backed securities and commercial paper. Derivative financial instruments are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the B-type Natriuretic Peptide (“BNP”) assay business run on Beckman Coulter analyzers (“BNP Business”) from Alere Inc., the Company will pay annual installments of up to $48.0 million each year through April 2023. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation are a significant assumption that are not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement.

Changes in estimated fair value of contingent consideration liabilities from January 2, 2022 through July 3, 2022 were as follows:

(In millions)	Contingent consideration liabilities (Level 3 measurement)
Balance at January 2, 2022	$6.1
Cash payments	(6.0)
Balance at July 3, 2022	$0.1
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,567.8 million at July 3, 2022, compared to the carrying amount, excluding debt issuance costs, of $2,750.0 million. The estimate of fair value is generally based upon the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input. As of January 2, 2022, there were no Long-term borrowings outstanding.
Note 12. Derivative Instruments and Hedging Activities
The Company selectively uses derivative and non-derivative instruments to manage market risk associated with changes in interest rates and foreign currency exchange rates. The use of derivatives is intended for hedging purposes only, and the Company does not enter into derivative transactions for speculative purposes.
Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract. The Company generally enters into master netting arrangements that reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company does not have any derivative instruments with credit-risk related contingent features that would require it to post collateral.
Interest Rate Hedging Instruments
The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. See Note 8 for additional information on the currently outstanding components of the Revolving Credit Facility and Term Loan. The Company entered into interest rate cap and swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.
The Company designates certain interest rate derivative instruments as cash flow hedges, including the outstanding interest rate swap. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive (loss) income (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized gain of $3.1 million within OCI as of July 3, 2022 is expected to be reclassified to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of July 3, 2022:

Instrument	Notional amount (1) (In millions)	Description	Hedge designation	Effective date	Expiration date
Interest rate cap	$1,000.0	Interest rate cap amount of 3.4%	Non-designated	May 29, 2022	December 31, 2023
Interest rate swap	$1,000.0	Pay 1.58% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	May 29, 2022	December 31, 2023
(1) The notional value of these instruments is expected to be $500.0 million in 2023.
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts, option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Singapore Dollar, Swiss Franc and the Thai Baht.

The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized loss of $2.4 million within OCI as of July 3, 2022 is expected to be reclassified to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships, which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized currently in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of July 3, 2022:

Description	Notional amount (In millions)	Hedge designation
Foreign currency forward contracts	$252.4	Cash Flow Hedge
Foreign currency forward contracts	487.0	Non-designated
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of July 3, 2022 and January 2, 2022:

(In millions)	July 3, 2022	January 2, 2022
Designated cash flow hedges
Interest rate derivatives:
Other assets	$12.1	$—
Foreign currency forward contracts:
Prepaid expenses and other current assets	9.2	0.1
Other current liabilities	5.8	0.2

Non-designated hedging instruments
Interest rate derivatives:
Other liabilities	1.2	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	4.6	—
Other current liabilities	5.2	0.1
Note 13. Related Party Transactions
Quotient Limited
As a result of the consummation of the Combinations, the Company acquired Ortho’s Letter Agreement (the “Letter Agreement”), entered into in September 2020, with Quotient Limited (“Quotient”), in which Ortho has partnered with Quotient to commercialize, when approved, the next generation product in immunohematology (“IH”), a transfusion diagnostic patient IH microarray intended for use with Quotient’s MosaiQ instruments (the “IH3 Microarray”), that enables a high level of multiplexing and addresses the ultra-high throughput market. Under the Letter Agreement, Ortho will have the right to distribute, market and sell the IH3 Microarrays in the European Economic Area, the U.K. and Switzerland (collectively, the “European Territory”) and the U.S., solely for use in testing the immunohematological profile of the blood of medical patients in the course of their care of treatment. Quotient retains the right to distribute, market and sell the IH3 Microarrays for use in blood donor testing worldwide and in the patient testing market outside of the European Territory and the U.S. Ortho’s rights in respect of the IH3 Microarray are exclusive as long as Ortho satisfies its obligation to meet annual minimum purchase volume requirements in each territory. Under the Letter Agreement, Ortho also has the non-exclusive right to sell and distribute MosaiQ instruments in the U.S. and the European Territory for use in testing the immunohematological profile of blood of medical patients in the course of their care or treatment.

Under the Letter Agreement, Ortho is also required to purchase the IH3 Microarrays, and the instruments, controls and reagents required for their use, only from Quotient at specified prices. Ortho is also required to make milestone payments to Quotient as specified milestones and benchmarks are achieved. Ortho will be obligated to make up to $60 million of milestone payments to Quotient upon its achievement of certain regulatory milestones and the achievement by Ortho of commercial sales benchmarks related to MosaiQ, including a milestone payment of up to $25 million upon the achievement by Ortho of certain cumulative gross revenue hurdles. The Company did not make such payments during the three and six months ended July 3, 2022 and does not anticipate making any such payments for the remainder of fiscal year 2022.
Due to the Company’s equity method investment held in Quotient, the Company concluded that Quotient is a related party of the Company. Under a separate supply agreement between Ortho and Quotient, which was also acquired by the Company as a result of the consummation of the Combinations, the Company purchased inventories from a subsidiary of Quotient amounting to $2.1 million during the three and six months ended July 3, 2022. As of July 3, 2022, Accounts payable included amounts related to purchases from the Quotient subsidiary of $2.5 million.
Note 14. Accumulated Other Comprehensive (Loss) Income
The balance of accumulated OCI, net of tax, were as follows for the three and six months ended July 3, 2022:

	Three Months Ended July 3, 2022				Six Months Ended July 3, 2022
(In millions)	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$0.1	$(0.5)	$0.6	$0.2	$—	$(0.1)	$0.5	$0.4
Current period deferrals	4.4	(0.2)	(66.1)	(61.9)	4.6	(0.6)	(66.0)	(62.0)
Amounts reclassified to net income	1.0	—	—	1.0	0.9	—	—	0.9
Net change	5.4	(0.2)	(66.1)	(60.9)	5.5	(0.6)	(66.0)	(61.1)
Ending balance	$5.5	$(0.7)	$(65.5)	$(60.7)	$5.5	$(0.7)	$(65.5)	$(60.7)
Amounts related to the prior year periods were not material for the three and six months ended July 4, 2021.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q (“Quarterly Report”), all references to “the Company,” “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” and located elsewhere herein regarding industry prospects and our expected results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words are intended to identify forward-looking statements. Our business is subject to a number of risks, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report, that could cause actual results to differ materially from those indicated or expressed by the forward-looking statements made herein and such statements presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Except as required by law, we assume no, and hereby disclaim any, obligation to update any forward-looking statements.
The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report and the “Risk Factors” in Part II, Item IA of this Quarterly Report.
Information Available on Our Website
From time to time, we may use our website as a channel of distribution of material information related to the Company. Financial and other material information regarding the Company is routinely posted on and accessible at https://ir.quidelortho.com/. The information contained on or connected to our website is not deemed to be incorporated by reference into this Quarterly Report or filed with the Securities and Exchange Commission (the “SEC”).
Overview
Our mission is to develop and manufacture accurate and affordable diagnostic testing technologies across the continuum of healthcare testing needs to create better patient outcomes. Our expertise in clinical chemistry, immunoassay and molecular testing helps clinicians and patients make better informed decisions across the globe. Our global infrastructure and commercial reach support our customers across more than 130 countries and territories with quality diagnostics, a broad test portfolio and market leading service.
Beginning in the second quarter of 2022, in connection with the Combinations and in order to manage our business to better align with the market dynamics of the specific geographic regions in which we operate, we changed the manner in which we review our performance and allocate resources. As a result, we changed from one reportable segment to the following three geographically-based reportable segments: North America, EMEA and China. Latin America, Japan and Asia Pacific are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue primarily in the following business units: Labs, Transfusion Medicine, Point-of-Care and Molecular Diagnostics.
We currently sell our products directly to end users through a direct sales force and through a network of distributors, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies, wellness screening centers, blood banks and donor centers, as well as for individual, non-professional, over-the-counter (“OTC”) use. We reached significant new markets as we introduced our QuickVue® At-Home OTC COVID-19 test for at-home consumer use, school testing, health departments and many other locations.
For the six months ended July 3, 2022, Total revenues increased 193% to $1,615.7 million as compared to the same period in the prior year, and currency exchange rates had a minimal impact on growth rate. Our revenues can be highly concentrated over a small number of products. For the six months ended July 3, 2022 and July 4, 2021, sales of our COVID-19 products accounted for approximately 70% and 64% of our Total revenues, respectively. For the six months ended July 3, 2022 and July 4, 2021, sales of our influenza products accounted for 8% and 3% of our Total revenues, respectively. Approximately 54% and 29% of our Total revenues for the six months ended July 3, 2022 and July 4, 2021, respectively, were related to sales to our three largest customers.

Recent Developments
On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. For additional information about the Combinations, see Note 1 to the unaudited Consolidated Financial Statements under the section “Organization and Business” and Note 2 to the unaudited Consolidated Financial Statements.
The Combinations were completed for total consideration of approximately $4.3 billion (which is based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock), including $1.7 billion of cash, funded through cash on our balance sheet and incremental borrowings. The Combinations have been accounted for as a business combination using the acquisition method of accounting in conformity with ASC Topic 805, Business Combinations.
Commencing from the closing date of the Combinations, our financial statements include the assets, liabilities, operating results and cash flows of Ortho. The revenues related to Ortho are included in the Labs and Transfusion Medicine business units and the results of operations are included within each of our segments, as described in Note 5 to the unaudited Consolidated Financial Statements. For further information related to the Combinations, see Note 2 to the unaudited Consolidated Financial Statements.
Impact of COVID-19 Pandemic
The healthcare challenge and other impacts surrounding the SARS-CoV-2 virus that emerged in late 2019 and the ensuing global pandemic have presented significant business uncertainty and had a dramatic impact on businesses globally, including ours. The severity and duration of the pandemic and economic repercussions of the virus remain uncertain and will ultimately depend on many factors, including the speed of global dissemination, effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus, including variants or new outbreaks, as well as potential seasonality. We continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.
SARS-CoV-2 Diagnostic Products
As a leader in Point-of-Care diagnostics and with established expertise in respiratory infectious disease products, we were and remain well-positioned to respond to the COVID-19 pandemic. We have and continue to work closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we developed molecular and antigen products to diagnose the SARS-CoV-2 virus. We also committed significant resources toward the expansion of our production capacity to manufacture and supply these products. We have experienced significant volatility in demand for these products since their launch, with periods of significant demand and periods where we experienced dramatic decreases in demand. At the same time, we also have observed fluctuating demand for certain of our other diagnostic products. Demand has fluctuated in line with a range of factors, including the prevalence of the SARS-CoV-2 virus and its variants, the supply of COVID-19 tests generally, the purchasing activity of government entities, and the dissemination and effectiveness of vaccinations. The extent to which COVID-19 will continue to impact demand for our products depends on these and future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of COVID-19, regulatory changes in any of the markets in which we serve, the impact of new SARS-CoV-2 variants and actions to contain and treat their impact.
Operations and Employee Safety
While many governments implemented lockdown and shelter-in-place orders, requiring non-essential businesses to shut down operations, our business was deemed “essential” and we continued to operate, manufacture and distribute products to customers. Accordingly, we have implemented steps to protect our employees. Our office-based work sites in the U.S. are subject to operating restrictions consistent with applicable health guidelines.
We have been able to maintain our operations without significant interruption and have been able to develop and quickly scale manufacturing capacity for new products related to the COVID-19 pandemic. However, during the first quarter of 2022, pandemic-related lockdowns in China impacted our business operations. The lockdowns continued through most of the second quarter of 2022, continuing to impact portions of our operations in China prior to the easing of restrictions in May 2022 and the return to more normalized activity levels by the end of June 2022. While the impact of the lockdowns in China was not material to our results of operations in the fiscal quarter ended July 3, 2022, we continue to monitor the potential impact of any further lockdowns in China or other regions and the other issues noted above regarding our business.

Supply Chains
As a result of the COVID-19 pandemic, and other economic and geopolitical conditions, we have seen shortages and delays in receiving certain raw materials and other components for our products and experienced logistics and distribution challenges, as well as challenges in labor availability, all of which have affected our ability to fulfill customer orders on a timely basis, including instrument placements. Supply chain, production, logistics and distribution challenges, including shortages of components, cost inflation, shipping delays and other logistics challenges, labor availability constraints and labor costs, have impacted, and we expect will continue for some period of time to impact, our results of operations. Some of our products are derived from source biologic materials, which are available from a limited number of sources. In response, we have increased safety stock of certain critical components as well as certain finished goods. In addition, we are continuously evaluating our supply chain for potential gaps and to take other steps intended to help address continuity, such as identifying additional sources for key raw materials.
We continue to monitor these developments, as well as other international developments, including the Russia-Ukraine conflict and localization efforts, and the impact of such factors on our business. We cannot currently predict the frequency, duration or scope of these supply, production, logistics, distribution and labor disruptions and challenges. However, we continue to proactively work with our suppliers, manufacturers, distributors, industry partners and government agencies to address these challenges and continue to meet the needs of our customers. Despite our mitigation efforts, such interruptions and challenges could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such challenges.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the duration, severity and continuation of outbreaks and surges of COVID-19, actions to contain the spread of the virus such as vaccination efforts globally, and the ongoing supply, production and logistics challenges.
While demand for COVID-19 testing continued to be strong in the early part of 2022, it fluctuated dramatically, and as a result of a number of factors, including increased supply, effectiveness of global containment efforts and other mitigation efforts, for the remainder of the year, we expect demand and pricing for our COVID-19 testing to be less than that seen in the early part of the year. However, in light of our experience to date with the virus and the emergence and impact of new variants, we believe some level of ongoing COVID-19 testing will be required for some period of time, even as communities return to more normal practices. We would expect any such normalized demand to continue to experience fluctuations, which may be significant. With respect to our core products, excluding COVID-19 tests and influenza tests, we anticipate revenue growth for the remainder of 2022. We expect demand for our influenza tests to continue to fluctuate based on a number of factors, including the severity of the flu season.
Because our business environment is highly competitive, our long-term growth and profitability will depend in part on our ability to retain and grow our current customers and attract new customers through developing and delivering new and improved products and services that meet our customers’ needs and expectations, including product performance, product offerings, cost, automation and other work flow efficiency. As a result, we expect to continue to maintain our emphasis on R&D investments for longer term growth, including for our next generation platforms and assays, as well as additional assays to be launched on our current platforms. In addition, we expect to continue to evaluate strategic opportunities to expand our product lines and services, production capabilities, technologies and geographic footprint and address other business challenges and opportunities.
While the revenues and financial results from our COVID-19 products are uncertain, we intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products and services into the market.
Results of Operations
Revenues
In connection with the Combinations, we reorganized our former product categories into four business units. Revenues from our former Specialized Diagnostic Solutions product category have been included in a new Labs business unit described below. Our former Rapid Immunoassay and Cardiometabolic Immunoassay product categories now represent our Point-of-Care business unit. The Molecular Diagnostics business unit represents the former Molecular Diagnostic Solutions product category. In addition, we added a Transfusion Medicine business unit.

Following the Combinations, we generate product revenue in the following business units:
•Labs—Focused on (i) clinical chemistry laboratory instruments and tests, which measure target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay laboratory instruments and tests, which measure proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, (iii) testing to detect and monitor disease progression across a broad spectrum of therapeutic areas, (iv) other product revenues primarily from contract manufacturing, (v) specialized diagnostic solutions and (vi) collaboration and license agreements pursuant to which we derive collaboration and royalty revenues.
•Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to help ensure patient-donor compatibility in blood transfusions and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the U.S.
•Point-of-Care—Focused on tests to provide rapid results across a broad continuum of point-of-care settings, including tests for professional healthcare providers and tests that can be taken at home. Includes (i) tests for a range of benchtop analyzers and (ii) tests that can be visually read.
•Molecular Diagnostics—Includes (i) PCR thermocyclers with reduced process time and ready-to-use reagent configurations and (ii) analyzer and amplification systems with the ability to run multiple assays at one time.
The following table compares Total revenues by business unit for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Labs	$157.4	$10.4	1,413%	$170.7	$21.3	701%
Transfusion Medicine	68.2	—	N/A	68.2	—	N/A
Point-of-Care	367.1	131.8	179%	1,310.1	435.9	201%
Molecular Diagnostics	20.7	34.4	(40)%	66.7	94.7	(30)%
Total revenues	$613.4	$176.6	247%	$1,615.7	$551.9	193%
For the three months ended July 3, 2022, Total revenues increased to $613.4 million from $176.6 million for the same period in the prior year. The increases in Labs and Transfusion Medicine were primarily related to new revenues from the Combinations. The Point-of-Care business line was the largest contributor to revenue growth, driven primarily by demand for the QuickVue SARS Antigen assays. Molecular Diagnostics sales decreased by $13.7 million, driven by decreased pricing and demand for the Lyra® SARS Antigen assay, partially offset by increased demand for the Solana® SARS Antigen assay. Currency exchange rate had an unfavorable impact of 450 basis points on the growth rate for the quarter ended July 3, 2022.
For the six months ended July 3, 2022, Total revenues increased to $1,615.7 million from $551.9 million for the same period in the prior year. The increases in Labs and Transfusion Medicine were primarily related to new revenues from the Combinations. The Point-of-Care business line was the largest contributor to revenue growth, driven primarily by an increase of $894.2 million in sales of QuickVue SARS Antigen assays, partially offset by lower BNP sales due to the transition of the BNP Business to Beckman Coulter, Inc. (“Beckman”). Molecular Diagnostics sales decreased by $28.0 million, driven primarily by decreased pricing for the Lyra SARS Antigen assay. Currency exchange rate had an unfavorable impact of 180 basis points on the growth rate for the six months ended July 3, 2022.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, increased to $275.9 million, or 45.0% of Total revenues, for the three months ended July 3, 2022, compared to $68.6 million, or 38.8% of revenue, for the three months ended July 4, 2021. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by a large increase in sales of QuickVue SARS Antigen assays and new product sales in Labs and Transfusion Medicine.
Cost of sales, excluding amortization of intangible assets, increased to $536.2 million, or 33.2% of Total revenues, for the six months ended July 3, 2022, compared to $140.2 million, or 25.4% of revenue, for the six months ended July 4, 2021. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by a large increase in sales of QuickVue SARS Antigen assays in 2022, as well as new product sales in Labs and Transfusion Medicine. There were also increases in supply chain and other indirect manufacturing costs, which were only partially offset by increased absorption driven by higher production volumes.

Operating Expenses
The following table summarizes operating expenses for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended				Six Months Ended
(dollars in millions)	July 3, 2022	% of total revenues	July 4, 2021	% of total revenues	July 3, 2022	% of total revenues	July 4, 2021	% of total revenues
Selling, marketing and administrative	$118.4	19.3%	$54.2	30.7%	$203.2	12.6%	$102.9	18.6%
Research and development	34.2	5.6%	22.6	12.8%	60.6	3.8%	45.9	8.3%
Amortization of intangible assets	21.0	3.4%	6.8	3.9%	28.1	1.7%	13.6	2.5%
Acquisition and integration costs	80.2	13.1%	1.1	0.6%	83.2	5.1%	1.8	0.3%
Other operating expense, net	4.0	0.7%	—	—%	4.0	0.2%	—	—%
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended July 3, 2022 increased by $64.2 million, or 118.5%, to $118.4 million from $54.2 million for the same period in the prior year, primarily due to the Combinations which contributed $45.8 million in increased expense, as well as increased freight expense.
Selling, marketing and administrative expenses for the six months ended July 3, 2022 increased by $100.3 million, or 97.5%, to $203.2 million from $102.9 million for the same period in the prior year, driven primarily by the Combinations which contributed $45.8 million in increased expense, higher freight expense due to higher sales volume and expedited shipping, and higher product promotional spend associated with the launch of the QuickVue At-Home OTC COVID-19 test.
Research and Development Expense
Research and development expense for the three months ended July 3, 2022 increased by $11.6 million, or 51.3%, to $34.2 million from $22.6 million for the same period in the prior year, primarily due to the Combinations which contributed $13.4 million in increased expense.
Research and development expense for the six months ended July 3, 2022 increased by $14.7 million, or 32.0%, to $60.6 million from $45.9 million for the same period in the prior year, primarily due to the Combinations which contributed $13.4 million in increased expense, as well as higher compensation costs driven by increased headcount to support the growth of the business.
Research and development expense includes direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for R&D personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended July 3, 2022 and July 4, 2021 was $21.0 million and $6.8 million, respectively. Amortization of intangible assets for the six months ended July 3, 2022 and July 4, 2021 was $28.1 million and $13.6 million, respectively. The increases in amortization expense in the three and six months ended July 3, 2022 compared to the prior year periods were primarily due to the Combinations.
Acquisition and Integration Costs
Acquisition and integration costs were $80.2 million and $1.1 million for the three months ended July 3, 2022 and July 4, 2021, respectively. Acquisition and integration costs were $83.2 million and $1.8 million for the six months ended July 3, 2022 and July 4, 2021, respectively. The increases in the three and six months ended July 3, 2022 compared to the prior year periods were attributable to the Combinations.
Other Operating Expense, Net
Other operating expense, net was $4.0 million for each of the three and six months ended July 3, 2022. Other operating expense, net was related to the profit share expense for our Joint Business with Grifols, which we acquired in connection with the Combinations.

Non-Operating Expenses
The following table summarizes non-operating expenses, net, for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Interest expense, net	$10.3	$1.4	635.7%	$11.3	$3.4	232.4%
Loss on extinguishment of debt	24.0	—	N/A	24.0	—	N/A
Other expense, net	2.5	0.2	1150.0%	1.6	0.6	166.7%
Interest Expense, Net
Interest expense, net, was $10.3 million and $1.4 million for the three months ended July 3, 2022 and July 4, 2021, respectively. Interest expense, net was $11.3 million and $3.4 million for the six months ended July 3, 2022 and July 4, 2021, respectively. The increases in interest expense, net in the three and six months ended July 3, 2022 compared to the prior year periods were primarily related to the new Term Loan under the Credit Agreement entered into in connection with the Combinations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $24.0 million for each of the three and six months ended July 3, 2022, and was related to the extinguishment of the senior notes and former term loans and revolving credit facility of Ortho in connection with the Combinations.
Other Expense, Net
Other expense, net was $2.5 million and $0.2 million for the three months ended July 3, 2022 and July 4, 2021, respectively. Other expense, net was $1.6 million and $0.6 million for the six months ended July 3, 2022 and July 4, 2021, respectively. The increases in Other expense, net in the three and six months ended July 3, 2022 compared to the prior year periods were primarily related to net foreign currency losses.
Income Taxes
For the three months ended July 3, 2022 and July 4, 2021, we recognized income tax provisions of $23.6 million in relation to income before taxes of $42.9 million and $2.6 million in relation to income before taxes of $21.7 million, respectively, resulting in effective tax rates of 55% and 12%, respectively. The higher tax expense for the three months ended July 3, 2022 compared to the same period in the prior year is primarily a result of a proportionate increase in pre-tax profits, as well as increases in non-deductible executive compensation, Global Intangible Low-Tax Income (“GILTI”) and acquisition-related costs.
For the six months ended July 3, 2022 and July 4, 2021, we recognized income tax provisions of $164.3 million in relation to income before taxes of $663.5 million and $46.3 million in relation to income before taxes of $243.5 million, respectively, resulting in effective tax rates of 25% and 19%, respectively. The higher tax expense for the six months ended July 3, 2022 compared to the same period in the prior year is primarily a result of a proportionate increase in pre-tax profits, as well as increases in non-deductible executive compensation, GILTI and acquisition-related costs.
Indemnification Assets
On January 16, 2014, Ortho entered into a stock and asset purchase agreement of (i) certain assets and liabilities, and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities, which, together with their subsidiaries, comprised the Ortho business from Johnson & Johnson. The agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $17.2 million as of July 3, 2022 and is included as a component of Prepaid expenses and other current assets and Other assets on the unaudited Consolidated Balance Sheet. We recorded $0.1 million of interest and penalties during the fiscal quarter ended July 3, 2022.
Segment Results
In the quarter ended July 3, 2022, following the completion of the Combinations, we changed the manner in which we evaluate performance and allocate resources. As a result, we began to operate under three geographically-based reportable segments: North America, EMEA and China. Our operations in Latin America, Japan and Asia Pacific are immaterial operating segments that are not considered reportable segments and are included in “Other.” Prior periods have been revised to align with the current period presentation.

The key indicators that we monitor are as follows:
•Total revenues — This measure is discussed in the section entitled “Results of Operations.”
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net income before Interest expense, net, Provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain noncash, unusual or other items that are included in net income that we do not consider indicative of our ongoing operating performance. For a reconciliation of Segment Adjusted EBITDA to Income before provision for income taxes, see Note 5 to the unaudited Consolidated Financial Statements.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total revenues	$438.2	$122.0	259%	$1,399.7	$435.4	221%
Adjusted EBITDA	$285.0	$94.4	202%	$1,029.9	$374.8	175%
Total revenues were $438.2 million for the three months ended July 3, 2022, compared to Total revenues of $122.0 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $105.4 million to Total revenues. Excluding the impact of the Combinations, the increase of $210.8 million was driven primarily by demand for the QuickVue SARS Antigen assays, partially offset by a decrease in revenues related to our Lyra SARS Antigen assay.
Total revenues were $1,399.7 million for the six months ended July 3, 2022, compared to Total revenues of $435.4 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $105.4 million to Total revenues. Excluding the impact of the Combinations, the increase of $858.9 million was driven primarily by demand for the QuickVue SARS Antigen assays, partially offset by a decrease in revenues for the Lyra SARS Antigen assay.
Adjusted EBITDA was $285.0 million for the three months ended July 3, 2022, compared to Adjusted EBITDA of $94.4 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $44.4 million to Adjusted EBITDA. Excluding the impact of the Combinations, the increase of $146.2 million was driven primarily by increased revenues, partially offset by increased distribution and selling costs.
Adjusted EBITDA was $1,029.9 million for the six months ended July 3, 2022, compared to Adjusted EBITDA of $374.8 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $44.4 million to Adjusted EBITDA. Excluding the impact of the Combinations, the increase of $610.7 million was driven primarily by increased revenues, partially offset by increased distribution and selling costs.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total revenues	$42.1	$17.9	135%	$57.3	$39.0	47%
Adjusted EBITDA	$12.8	$7.3	75%	$16.3	$18.3	(11)%
Total revenues were $42.1 million for the three months ended July 3, 2022, compared to Total revenues of $17.9 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $25.4 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased by $1.2 million, primarily due to lower Point-of-Care revenues, driven primarily by lower BNP sales due to the transition of the BNP Business to Beckman.

Total revenues were $57.3 million for the six months ended July 3, 2022, compared to Total revenues of $39.0 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $25.4 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased by $7.1 million, primarily due to lower Point-of-Care revenues, driven by lower BNP sales due to the transition of the BNP Business to Beckman.
Adjusted EBITDA was $12.8 million for the three months ended July 3, 2022, compared to Adjusted EBITDA of $7.3 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $8.0 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $2.5 million, driven primarily by lower revenues and higher selling costs.
Adjusted EBITDA was $16.3 million for the six months ended July 3, 2022, compared to Adjusted EBITDA of $18.3 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $8.0 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $10.0 million, driven primarily by lower revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total revenues	$73.6	$17.8	313%	$82.3	$31.3	163%
Adjusted EBITDA	$35.4	$9.3	281%	$38.7	$15.4	151%
Total revenues were $73.6 million for the three months ended July 3, 2022, compared to Total revenues of $17.8 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $38.7 million to Total revenues. Excluding the impact of the Combinations, the increase of $17.1 million was primarily due to increased Point-of-Care revenues, partially offset by lower BNP sales due to the transition of the BNP Business to Beckman.
Total revenues were $82.3 million for the six months ended July 3, 2022, compared to Total revenues of $31.3 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $38.7 million to Total revenues. Excluding the impact of the Combinations, the increase of $12.3 million was primarily due to increased Point-of-Care revenues, partially offset by lower BNP sales due to the transition of the BNP Business to Beckman.
Adjusted EBITDA was $35.4 million for the three months ended July 3, 2022, compared to Adjusted EBITDA of $9.3 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $22.1 million to Adjusted EBITDA. Excluding the impact of the Combinations, the increase of $4.0 million was driven primarily by increased revenues.
Adjusted EBITDA was $38.7 million for the six months ended July 3, 2022, compared to Adjusted EBITDA of $15.4 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $22.1 million to Adjusted EBITDA. Excluding the impact of the Combinations, the increase of $1.2 million was driven primarily by increased revenues.
Other
Total revenues and Adjusted EBITDA for Other, which includes our Latin America, Japan and Asia Pacific operating segments, were as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total revenues	$59.5	$18.9	215%	$76.4	$46.2	65%
Adjusted EBITDA	$24.5	$7.9	210%	$34.1	$28.1	21%
Total revenues were $59.5 million for the three months ended July 3, 2022, compared to Total revenues of $18.9 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the impact of the Combinations contributed $44.2 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased $3.6 million, primarily due to lower Point-of-Care revenues.

Total revenues were $76.4 million for the six months ended July 3, 2022, compared to Total revenues of $46.2 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $44.2 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased $14.0 million, primarily due to lower Point-of-Care revenues.
Adjusted EBITDA was $24.5 million for the three months ended July 3, 2022, compared to Adjusted EBITDA of $7.9 million for the three months ended July 4, 2021. During the three months ended July 3, 2022, the Combinations were the primary driver of the increase, which contributed $15.1 million to Adjusted EBITDA.
Adjusted EBITDA was $34.1 million for the six months ended July 3, 2022, compared to Adjusted EBITDA of $28.1 million for the six months ended July 4, 2021. During the six months ended July 3, 2022, the impact of the Combinations contributed $15.1 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $9.1 million, driven primarily by lower revenues.
Liquidity and Capital Resources
As of July 3, 2022 and January 2, 2022, the principal sources of liquidity consisted of the following:

(dollars in millions)	July 3, 2022	January 2, 2022
Cash and cash equivalents	$379.0	$802.8
Marketable securities, current	52.5	25.7
Marketable securities, non-current	15.2	37.9
Total cash, cash equivalents and marketable securities	$446.7	$866.4
Amount available to borrow under the Revolving Credit Facility	$716.8	$175.0
Working capital including cash and cash equivalents and marketable securities, current	$659.1	$1,116.8
As of July 3, 2022, we had $379.0 million in Cash and cash equivalents, a $423.8 million decrease from January 2, 2022. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. On May 27, 2022, we completed the Combinations for total consideration of $4,291.1 million (which is based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock), including $1,511.4 million of cash, net of cash and restricted cash acquired, funded through cash on our balance sheet and incremental borrowings. The incremental borrowings, described below, were also used to repay substantially all of Ortho’s then-outstanding indebtedness. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
On May 27, 2022, we entered into the Credit Agreement by and among us, as borrower, Bank of America, as administrative agent and swing line lender, and the other Lenders party thereto. Pursuant to the Credit Agreement and in connection with the consummation of the Combinations, the Lenders provided us with a $2,750.0 million Term Loan and a $750.0 million Revolving Credit Facility. Effective August 4, 2022, pursuant to the Increase Joinder No. 1 to the Credit Agreement, the Revolving Credit Facility increased by $50.0 million to $800.0 million. The Financing is guaranteed by the Guarantors and is secured by liens on substantially all of our and the Guarantors’ assets, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate per annum equal to the Term SOFR or Base Rate plus the Applicable Rate (each as defined in the Credit Agreement). On the closing date of the Credit Agreement, we borrowed the entire amount of the Term Loan, and the effective interest rate as of July 3, 2022 was 2.97%. Letters of credit issued under the Revolving Credit Facility totaled $33.2 million, which reduced the available amount under the Revolving Credit Facility to $716.8 million.
The Term Loan is subject to quarterly amortization of the principal amount on the last business day of each of our fiscal quarters (commencing on September 30, 2022) in such amounts as are set forth in the Credit Agreement. The Term Loan and the Revolving Credit Facility will mature on May 27, 2027. We must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the Initial Measurement Period, (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of July 3, 2022.
The Credit Agreement was entered into in connection with the Combinations in order to fund a portion of the cash portion of the purchase price as well as repay substantially all of Ortho’s then-outstanding indebtedness. See Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Combinations. In connection with the closing of the Combinations, Quidel terminated its previous $175.0 million revolving credit facility and related credit agreement on May 27, 2022, which did not have an outstanding balance.
In connection with the acquisition of the BNP Business, we had an annual installment payment of $48.0 million payable in 2022 and have an annual installment payment of $40.0 million payable in 2023. As of July 3, 2022, the remaining payment was recorded at fair value as contingent consideration of $0.1 million and deferred consideration of $38.1 million.
Cash Flow Summary

	Six Months Ended
(dollars in millions)	July 3, 2022	July 4, 2021
Net cash provided by operating activities:	$725.6	$407.5
Net cash used for investing activities:	(1,555.1)	(130.3)
Net cash provided by (used for) financing activities:	409.7	(174.0)
Effect of exchange rates on cash	(2.4)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(422.2)	$103.3
Six Months Ended July 3, 2022
Cash provided by operating activities of $725.6 million for the six months ended July 3, 2022 reflects net income of $499.2 million and non-cash adjustments of $123.3 million, primarily associated with depreciation and amortization, stock-based compensation expense, net change in operating lease right-of-use assets and liabilities, accretion of interest on deferred consideration, and loss on extinguishment of debt. In addition, we benefited from collections on accounts receivables, which contributed $232.3 million to Cash provided by operating activities.
Our investing activities used $1,555.1 million of cash during the six months ended July 3, 2022, primarily related to the Combinations. We purchased $48.7 million of property, equipment, investments and intangibles, and we also purchased $33.6 million and sold $28.2 million of available-for-sale securities during the six months ended July 3, 2022. Refer to Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Combinations.
Cash provided by financing activities was $409.7 million for the six months ended July 3, 2022, primarily related to proceeds from long-term borrowings, net of debt issuance costs of $2,734.8 million, payments on long-term borrowings of $2,284.4 million and payments of $37.6 for contingent and deferred consideration.

Six Months Ended July 4, 2021
Cash provided by operating activities of $407.5 million for the six months ended July 4, 2021 reflects net income of $197.2 million and non-cash adjustments of $35.7 million, primarily associated with depreciation and amortization, stock-based compensation and the payment of accretion of interest on deferred consideration. In addition, we realized a net working capital increase of $174.6 million driven by a decrease in accounts receivable, partially offset by a decrease in income taxes payable and an increase in product inventory.
Our investing activities used $130.3 million of cash during the six months ended July 4, 2021, primarily related to investments in manufacturing equipment, building improvements, Sofia®, Solana and Triage® instruments available for lease and scientific equipment, partially offset by government proceeds received to fund such investments.
Cash used for financing activities was $174.0 million for the six months ended July 4, 2021, primarily related to repurchases of common stock of $103.4 million, payments of tax withholdings for vesting of stock-based awards of $35.4 million, and payment of deferred and contingent consideration of $39.8 million, partially offset by proceeds of $4.9 million from the issuance of common stock under our Amended and Restated 1983 Employee Stock Purchase Plan (“ESPP”) and pursuant to stock option exercises.
Liquidity Outlook
Short-term Liquidity Outlook
Our primary source of liquidity, other than our holdings of Cash and cash equivalents, has been cash flows from operations. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We anticipate that our current Cash and cash equivalents, together with cash provided by operating activities and incremental borrowings will be sufficient to fund our near-term capital and operating needs for at least the next 12 months.
Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital, R&D and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•interest on and repayments of our long-term borrowings, deferred consideration, contingent consideration and lease obligations;
•acquisitions of equipment and other fixed assets in support of our manufacturing facility expansion;
•the continued advancement of R&D efforts;
•our integration of the Ortho business arising from the Combinations;
•support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources; and
•potential strategic acquisitions and investments.
The primary purposes for our capital expenditures are to invest in manufacturing capacity expansion, acquire Savanna®, Sofia, Solana and Triage instruments, acquire scientific equipment, purchase or develop IT and implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the six months ended July 3, 2022, we transferred $12.1 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
Long-term Liquidity Outlook
Our future capital requirements and the adequacy of our available funds to service any long-term debt outstanding and to fund working capital expenditures and business development efforts will depend on many factors, including:
•our ability to successfully integrate the recently acquired Ortho business and realize cross-selling revenue synergies;

•our ability to realize revenue growth from our new technologies and create innovative products in our markets;
•outstanding debt and covenant restrictions;
•our ability to leverage our operating expenses to realize operating profits as we grow revenue;
•competing technological and market developments; and
•our entry into strategic collaborations with other companies or acquisitions of other companies or technologies to enhance or complement our product and service offerings.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. The impact of sales of our COVID-19 products combined with a very mild flu season diminished the seasonal effects in the first six months of 2022.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual rebates, goodwill and intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Quidel’s 2021 Annual Report on Form 10-K. There were no material changes to our critical accounting estimates during the six months ended July 3, 2022, except as noted below.
Accounting for Business Combinations
Determining the fair value of assets acquired and liabilities assumed in a business combination is considered a critical accounting estimate because the fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as valuations that utilize customary valuation procedures and techniques. Changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.
Inventories
Inventories are stated at the lower of cost and net realizable value on a first-in, first-out method. Elements of cost include raw materials, direct labor and manufacturing overhead.
We periodically review inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of the inventory and based upon these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and the net realizable value. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our earnings.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing our use of derivative instruments, and we do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure will relate to outstanding amounts under our Credit Agreement. Our Credit Agreement provides for variable rate borrowings of up to $2,750.0 million under the Term Loan and $800.0 million under the Revolving Credit Facility. Assuming facilities under the Credit Agreement are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our outstanding borrowings under the Credit Agreement by approximately $4.3 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Credit Agreement, see “Risk Factors—Corporate Finance Risks—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness” in Item 1A, “Risk Factors” to this Quarterly Report.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. As of July 3, 2022, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Credit Agreement with an interest rate cap amount of 3.4%, with caplets that mature through December 31, 2023.
We also have entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.58% and receive a variable rate of interest based on the USD-SOFR rate from the counterparty which is reset every month through December 31, 2023. As of July 3, 2022, the notional amount of the interest rate swap was $1,000.0 million.
The notional value of these instruments is expected to be $500.0 million in 2023.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our investments, our cash equivalents as of July 3, 2022 consisted primarily of government money market funds. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 17% and 27% of our Total revenues for the three and six months ended July 3, 2022, respectively, from outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $66.1 million and $66.0 million for the three and six months ended July 3, 2022, respectively. Foreign exchange effects from the translation of our balance sheet were not material during the three and six months ended July 4, 2021. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.
In the majority of our jurisdictions, we earn revenue and incur costs in the currency used in such jurisdiction. We incur significant costs in foreign currencies, including Brazilian Real, British Pound, Chinese Yuan/Renminbi, Euro, Indian Rupee, Japanese Yen, Mexican Peso, and the Swiss Franc. As a result, movements in exchange rates cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates.
Like many multi-national companies, we have exposure to the British Pound. We are negatively impacted by a lower British Pound exchange rate from translation impact when compared to the U.S. Dollar, but we also benefit from expenses denominated in British Pound, as well as some cross-border transactions at a lower exchange rate. The magnitude of the impact is dependent on our business volumes in the U.K., forward contract hedge positions, cross currency volume and the exchange rate.

Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the three and six months ended July 3, 2022, we recorded net foreign currency exchange losses of $4.5 million and $2.4 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.
We have entered into foreign currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $739.4 million as of July 3, 2022, with maturity dates through December 2022. Foreign currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of July 3, 2022 and the unrealized loss of $2.4 million is reported as a component of Other comprehensive (loss) income , all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses/gains upon settlement recognized in earnings during the three and six months ended July 3, 2022 and July 4, 2021 were not material.
We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See Note 12 to the unaudited Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 3, 2022 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in internal control over financial reporting: As of July 3, 2022, management is in the process of integrating the internal controls of the acquired Ortho business into our existing operations as part of planned integration activities. During the fiscal quarter ended July 3, 2022, management implemented new controls related to the financial consolidation and reporting process in connection with the consummation of the Combinations. There were no other changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth under Note 10 to the unaudited Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
In addition to the other information contained in this Quarterly Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition:
•risks related to the consummation of the Combinations, including (i) failure to integrate successfully the businesses of Quidel and Ortho in the expected timeframe, or at all; (ii) the synergies attributable to the Combinations may vary from expectations; (iii) the incurrence of significant transaction and merger-related costs; (iv) disruption of our business relationships; (v) business issues of Quidel or Ortho being imputed to the other; and (vi) limitations on our ability to utilize U.S. net operating loss carryforwards (“NOLs”) ;
•the ongoing COVID-19 global pandemic;
•the highly competitive nature of our industry and market segment;
•failure to research and develop new technologies, products and services and develop new markets;
•adverse developments in global market, economic and political conditions;
•fluctuations or a decline in sales of our COVID-19 and influenza diagnostics tests;
•the loss of any key distributor or the failure to retain or expand our customer relationships;
•interruptions in the supply of raw materials, components, equipment and other products and services provided to us, and manufacturing or warehousing problems or delays;
•the failure of our collaboration partners to fulfill their obligations to us;
•our inability to meet demand for our products and services;
•decreases in the number of surgical procedures performed, and the resulting decrease in blood demand;
•fluctuations in our cash flows as a result of our reagent rental model;
•our inability to achieve market acceptance of our products;
•significant changes in the healthcare industry and related industries that we serve, in an effort to reduce costs;
•reductions in government funding and reimbursement to our customers;
•consolidation of our customer base and the formation of group purchasing organizations;
•inability to realize the anticipated benefits of acquisitions and divestitures;
•the occurrence of natural disasters, public health crises, political crises and other catastrophic events that may adversely affect our results of operations;
•risks associated with our non-U.S. operations and international sales, including currency translation risks, the impact of possible new tariffs or trade wars and compliance with applicable trade measures;
•our inability to protect our information systems from cyber-based attacks security breaches or privacy violations and failure to protect our cloud-based solutions;
•our inability to develop, obtain and protect our proprietary technology rights or defend against intellectual property infringement suits against us by third parties;
•the loss of emergency use authorization (“EUA”) by the U.S. Food and Drug Administration (the “FDA”) on our COVID-19 products;

•our inability to obtain required clearances or approvals for our products, including approval requirements of the foreign countries in which we sell our products;
•our ability to adequately manage our clinical studies;
•failure to comply with applicable regulations, which may result in significant costs or the suspension or withdrawal of previously obtained clearances or approvals;
•disruptions at government agencies that prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner;
•inability to procure government contracts due to government-sponsored tendering requirements, and funding, compliance and possible sanctions risks associated with our contracts with government entities;
•liability claims and harm to our reputation resulting from claims that our products are defective;
•failure to comply with healthcare regulations, laws and regulations associated with our use of hazardous materials, anti-corruption laws and regulations, anti-terrorism laws and regulations and applicable trade embargoes, and federal, state and foreign data protection laws and regulations;
•risks related to changes in U.S. and foreign income tax laws and regulations;
•changes in our tax rates or exposure to additional income tax liabilities or assessments;
•need to raise additional funds to finance our future capital or operating needs;
•risks related to our substantial indebtedness, which as of July 3, 2022, includes indebtedness of $2,741.1 million, availability under our Revolving Credit Facility of $716.8 million (net of $33.2 million of outstanding letters of credit);
•our ability to generate cash flow to service our substantial debt obligations;
•restrictions imposed under our Credit Agreement that may limit our operating flexibility;
•our ability to incur significant additional indebtedness;
•difficulty attracting, motivating and retaining executives and other key employees;
•unexpected payments to any pension plans applicable to our employees;
•work stoppages, union negotiations, labor disputes and other matters associated with our labor force;
•the outcomes of legal proceedings instituted against us;
•risks that the insurance we maintain may not fully cover all potential exposures;
•certain provisions of our amended and restated certificate of incorporation (our “Charter”), Delaware law and our amended and restated bylaws (our “Bylaws”) that may make takeover attempts difficult, which could depress the price of our common stock, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes;
•additional costs and new risks associated with environmental, social and governance (“ESG”) matters;
•the volatility of the market price of our common stock;
•risks associated with future sales of our common stock by us or our stockholders in the public market; and
•failure to develop or maintain an effective system of internal controls.
The following is a more complete discussion of the material risks facing our business.

Risks Relating to the Consummation of the Combinations
The failure to integrate successfully the businesses of Quidel and Ortho in the expected timeframe, or at all, would adversely affect our future business and financial performance.
The combination of two previously independent companies, Quidel and Ortho, is a complex, costly and time-consuming process. As a result of the Combinations, we will be required to devote significant management attention and resources to integrate the business practices and operations of Quidel and Ortho. The integration process may disrupt the business of either or both of Quidel and Ortho and, if implemented ineffectively, could preclude realization of the full benefits, or any benefits, we expect to result from the Combinations. Any failure to meet the challenges involved in successfully integrating the operations of Quidel and Ortho or otherwise to realize the anticipated benefits of the Combinations could also seriously harm our results of operations. In addition, the overall integration of Quidel and Ortho may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of or harm to customer or other partner relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of Quidel and Ortho include, among others:
•managing a significantly larger company and expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of the current and expanded operations and associated increased costs and complexity;
•coordinating geographically separate organizations, including extensive international operations;
•the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•performance shortfalls as a result of the diversion of management’s attention;
•aligning and executing our strategy;
•the disruption of relationships with, or the loss of customers, potential customers and other business partners and potential business partners;
•maintaining employee morale and retaining and attracting key management and other employees;
•the disruption of, or the loss of momentum in, Quidel’s and Ortho’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies;
•integrating two unique business cultures, which may prove to be incompatible;
•the possibility of faulty assumptions underlying expectations regarding the integration process and results;
•consolidating corporate and administrative infrastructures and addressing duplicative operations;
•coordinating sales, distribution and marketing efforts;
•integrating IT, communications and other systems;
•changes in applicable laws and regulations and addressing multiple laws and regulations across the globe;
•managing tax costs or inefficiencies associated with integrating the operations of Quidel and Ortho;
•unforeseen expenses associated with the Combinations; and
•taking actions that may be required in connection with obtaining regulatory approvals.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of Quidel and Ortho are integrated successfully, we may not realize the full benefits of the Combinations, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all.

The synergies attributable to the Combinations may vary from expectations.
We may fail to realize the anticipated benefits and synergies expected from the Combinations, which could adversely affect our business, financial condition and operating results. The success of the Combinations will depend, in significant part, on our ability to successfully integrate the businesses of Quidel and Ortho and realize the anticipated strategic benefits and synergies from the Combinations. We believe that the combination of the businesses of Quidel and Ortho will complement each party’s strategy by providing a balanced and diversified product portfolio, operational efficiencies, supply chain optimization, complementary geographic footprints, product development synergies and cash flow and margin enhancement opportunities. However, achieving these goals requires, among other things, successful integration and realization of the targeted cost synergies expected from the Combinations. The successful integration and anticipated benefits of the Combinations and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If we are unable to achieve these objectives and realize the anticipated benefits and synergies expected from the Combinations within the anticipated timeframe or at all, our business, financial condition and operating results may be adversely affected.
We will incur significant transaction and merger-related costs in connection with the Combinations.
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Combinations. These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention and other employment-related costs, including payments that may be made to certain of our executives, filing fees, printing expenses, travel expenses and other related charges. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Combinations and the integration of Quidel’s and Ortho’s businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Combinations and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
In addition, there may be additional unanticipated significant costs and expenses in connection with the Combinations. Although we expect that the strategic benefits of the Combinations will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
Our business relationships may be subject to disruption due to uncertainty associated with the Combinations.
Companies with which we do business may experience uncertainty associated with the Combinations, including with respect to current or future business relationships. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider terminating or entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or our prospects, including an adverse effect on our ability to realize the anticipated benefits of the Combinations.
Business issues currently faced by Quidel or Ortho may be imputed to the operations of the other.
To the extent either Quidel or Ortho had, or was perceived by customers to have, operational challenges, such as product availability, product or service performance, quality, workforce or other issues, those challenges may raise concerns by existing customers of the other company, which may limit or impede our future ability to obtain additional business from those customers.
Our ability to utilize NOLs may be limited.
Our ability to utilize any NOLs and other tax attributes existing at the time of the closing of the Combinations to reduce future taxable income following the closing of the Combinations is subject to limitations under U.S. federal income tax laws and depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382), as is expected to be the case for Ortho as a result of the Combinations. An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Section 382 will apply as a result of the Combinations and limit the use of any NOLs prior to their expiration.

Risks Relating to Our Business, Strategy and Operations
The COVID-19 global pandemic could adversely affect our business operations, strategy, financial performance and results of operations, the extent of which is uncertain and difficult to predict.
Any significant outbreak of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic and the related responses from government authorities, our business operations, strategy, financial condition and results of operations have been affected in a number of ways and may be further adversely impacted in a number of ways, including, but not limited to, the following:
•disruptions to our operations and those of our business partners, including a shutdown of one or more of our facilities, warehouses or product lines;
•restrictions on our operations and sales, marketing and distribution efforts;
•interruptions to our R&D, manufacturing, clinical/regulatory and other important business activities;
•our ability to meet increased demand for our COVID-19 testing products and the costs of expanding our manufacturing capacity to meet such demand;
•increased costs in our manufacturing, production and shipping processes;
•a slowdown or stoppage in the supply chain of the raw materials, components, including but not limited to the key components of our instruments and assays, equipment and packaging services used to manufacture our products or our inability to secure additional or alternate sources of supplies or services needed to manufacture our products;
•our inventory might be requisitioned, diverted or allocated by government order such as under emergency, disaster and civil defense declarations. For example, government actions in response to the COVID-19 pandemic affected and may in the future affect our supply allocation, and those and our own allocation decisions can impact our customer relationships;
•interruptions or delays in global shipping to transport and deliver our products to our distributors and customers;
•interruptions in normal operations of certain customers that could result in reductions in demand for routine, elective and other non-COVID-19 related healthcare procedures and testing;
•limitations on employee resources and availability, including due to sickness or personal quarantine, government restrictions and government mandated quarantines, the desire of employees to avoid contact with large groups of people, or school closures or remote learning;
•a COVID-19 vaccination mandate or requirement that unvaccinated employees be tested frequently could result in employee attrition and difficulty securing future labor needs, including attrition of critically skilled labor, difficulty in obtaining services from impacted suppliers and increased costs;
•increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny;
•disruptions encountered by health regulatory agencies globally in their operations. For example, the FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced, and as a result, review and approval of product registrations may be materially delayed;
•an increase in cyber-attacks given our increased public profile, particularly as a manufacturer of COVID-19 products;
•fluctuations in foreign currency exchange rates or interest rates resulting from market uncertainties;
•an adverse impact on collections and timing of cash receipts from our customers, which could result in significant fluctuations in our cash flows from period to period;
•an increase in regulatory restrictions or continued market volatility, which could hinder our ability to execute strategic business activities, including acquisitions; and
•an increase in the volatility of our stock price.

In response to increased demand of some of our products brought on by COVID-19, we rapidly and significantly expanded our manufacturing capacity, including expanding and scaling our infrastructure to support existing and anticipated COVID-19 testing demand and commercial activities. This rapid expansion has placed and may continue to place significant strain on our management, personnel, operations, systems and financial resources. Failure to successfully manage this expansion could negatively affect our operating results, including due to decreases in demand for our products, inefficiencies in implementing such expansion or higher costs for materials, technology, equipment and human capital. Moreover, we may not realize the revenue growth and profitability we anticipate for our COVID-19 and other diagnostic products, which could cause, among other results, a failure to realize the benefits of our manufacturing capacity expansion, excess capacity and the value of those investments being written down or written off. Similarly, we have experienced significant volatility in demand for our COVID-19 products since launched, with periods of significant demand and periods where we experienced dramatic decreases in demand. Demand has fluctuated as a result of various factors, including the prevalence of the COVID-19 virus and its variants, the supply of COVID-19 tests generally, the purchasing activity of government entities, and the dissemination and effectiveness of vaccinations. The extent to which COVID-19 will continue to impact demand for our products depends on these and future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has also resulted in global supply chain challenges. For instance, we have experienced logistics and distribution challenges and issues with labor availability. Moreover, supply chain shortages of certain key components of our instruments and assays are affecting our ability to fulfill customer orders on a timely basis and may have a negative impact on our business and results of operations, which could be material. Although we and our contract manufacturer partners, suppliers of raw materials and other third-party vendors are pursuing additional sources for certain of these components, we may be unable to identify additional suppliers and expect that these shortages and other supply chain challenges will continue to impact our business. We have encountered and may continue to encounter increases in idle facility costs and freight and distribution costs, which in some instances have affected the pricing of our products. Any prolonged and significant supply chain disruptions or inability to provide products in countries adversely impacted by the COVID-19 pandemic could impact our revenues, increase our costs and negatively affect our business relationships and reputation, as well as our operating results.
The effects of COVID-19 may exacerbate the impact of other risks described in this Quarterly Report. The degree to which COVID-19 impacts our business operations, strategy, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and unpredictable, including, but not limited to, the duration of the COVID-19 pandemic, the severity of continual outbreak surges and variants, actions taken to contain the virus or address its impact, and other effects. Because this situation continues to evolve globally, the ultimate impacts to us of COVID-19 are uncertain, but such impacts could have a material adverse effect on our business, strategy and financial condition.
The industry and market segment in which we operate are highly competitive, and our failure to compete effectively could adversely affect our sales and results of operations.
Our diagnostic tests and services compete with similar products made by our competitors. We may not be able to supply customers with products and services that they deem superior and at competitive prices, and we may lose business to our competitors. There are a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diagnostics companies and diagnostic divisions of diversified healthcare companies and conglomerates. We also face competition from our distributors and retail customers as some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have competitive advantages, such as substantially greater financial, managerial, technical, R&D, clinical, manufacturing, and regulatory resources, capabilities and experience, and larger, more established marketing, sales, distribution and service organizations and other resources than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. Our operating results could be materially and adversely affected if:
•customers and potential customers believe our competitors’ products and services better address their needs and expectations through product performance, product offerings, cost, automation or work-flow efficiencies, and even if we can demonstrate that our products meet their needs and expectations, they may resist changing to our products;
•our competitors take market share from our products through more effective servicing, marketing or greater or more timely product availability;
•our competitors are able to obtain regulatory approvals for products or services or otherwise bring competing products to market earlier than us; or
•our competitors offer more competitive pricing or we fail to manufacture, in a cost-effective way, or at all, sufficient quantities of our products to meet customer demand.

Competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover through price increases, higher costs of acquired goods and services resulting from inflation, and other drivers of cost increases. Furthermore, the introduction of counterfeit products into the markets we serve may have the effect of eroding confidence in our products or in our industry as a whole. In addition, there has been a trend toward industry consolidation in our markets over the last few years. We may not be able to compete successfully in an increasingly consolidated industry. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. If we are unable to compete successfully in this highly competitive industry, it could have a material effect on our business, financial condition and results of operations.
In order to remain competitive and profitable, we must expend considerable resources to research and develop new technologies, products and services and develop new markets, and there is no assurance our research efforts and our efforts to develop new technologies, products and services or markets will be successful or such technologies, products and services or markets will be commercially viable.
Our ability to retain customers, attract new customers, grow our business and enhance our brand depends on our success in developing and delivering products and services that meet our customers’ needs and expectations. We devote a significant amount of financial and other resources to researching and developing new technologies, products and services and markets. The development, manufacture and sale of diagnostic products and services and new technologies require a significant investment of resources, such as employee time, offices and manufacturing facilities, and development of new partners and channels. Furthermore, developing and manufacturing new products and services requires us to anticipate customers’ and patients’ needs and emerging technology trends accurately. We may experience R&D, manufacturing, regulatory, marketing and other difficulties that could delay or prevent our introduction of new or enhanced products and services. The R&D process in the healthcare industry generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. In addition, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursements. In the event of such failure, we may have to abandon a product or service in which we have invested substantial resources.
We cannot be certain that:
•any of our products or services under development will prove to be safe and effective in clinical trials;
•we will be able to obtain, in a timely manner or at all, necessary regulatory approvals;
•the products and services we develop can be manufactured or provided at acceptable cost and with appropriate quality; or
•these products and services, if and when approved, can be successfully marketed or will be adopted in the market.
These factors, as well as manufacturing or distribution problems or other factors beyond our control, could delay the launch of new products or services. If we are unable to deliver reliable products in a timely manner, promptly respond to and address quality issues, provide expected levels of customer service, and comply with applicable regulations and rules, our ability to deliver products that meet our customers’ needs and expectations and our competitive position, branding and results of operations may be adversely and materially affected.
Global market, economic and political conditions may adversely affect our operations and performance.
The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy and, in particular, of the healthcare industry. Demand for our products and services could change more dramatically than in previous years based on funding and reimbursement constraints and support levels from governments, universities, hospitals and the private industry, including laboratories. Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, increases in unemployment rates and budgeting constraints of governmental entities. Disruptions in the U.S., Europe or in other economies, or weakening of emerging markets, including China, could adversely affect our sales, profitability and/or liquidity.
A future deterioration in financial markets or confidence in major economies or other economic developments could affect businesses such as ours in a number of ways. A tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments. Similarly, a tightening of credit may adversely affect our supplier base, increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, and could also impact our operations more directly, including any outstanding or contemplated credit facility or other borrowings. Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and volatility in the capital, credit and commodities markets.

Fluctuations or a decline in sales of our COVID-19 and influenza diagnostic tests can have a significant impact on our operating results and if sales or revenues of our COVID-19 or influenza tests fluctuate or decline for any reason, our operating results could be materially and adversely affected.
A significant percentage of our total revenues come from a limited number of our product families. In particular, revenues from the sale of our COVID-19 tests have recently represented a significant portion of our total revenues. Sales of our COVID-19 products accounted for approximately 70% of our total revenue for the six months ended July 3, 2022. Demand for our COVID-19 testing products can fluctuate or decline as a result of a number of factors, including but not limited to the emergence and impact of new variants, the effectiveness of global containment efforts, and increased market supply of COVID-19 tests by our competitors. Similarly, demand for our influenza tests can fluctuate or decline based on the severity of the flu season. The gross margins derived from sales of our COVID-19 and influenza tests are significantly higher than the gross margins from many of our other core products. As a result, if sales or revenues of our COVID-19 or influenza tests fluctuate or decline for any reason, whether as a result of a waning of the COVID-19 pandemic, a mild flu season, market share loss or price pressure, obsolescence, regulatory matters, such as loss of EUAs from the FDA for our COVID-19 products, or any other reason, our operating results would be materially and adversely affected on a disproportionate basis.
A significant portion of our total revenues are from a relatively small number of customers, and if we fail to retain or expand our customer relationships or significant customers terminate or do not renew their contracts, our business, operating results and financial condition could be adversely affected.
A significant portion of our revenues are from sales of products and services to distributors. Although we have many distributor relationships in the U.S. and globally, the market is dominated by a small number of these distributors and as a result, we rely on certain key distributors for the sales of some of our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives are timely found or lost sales to a distributor are taken up by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. In addition, our efforts to distribute our products directly in some markets may be unsuccessful. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.
In addition to distributors, we also have a number of other customers who are significant. If our relationship with such customers is terminated, or such customers do not renew their contracts with us, or substantially reduce or stop ordering from us, and if we do not add new large customers over time, our business could be harmed. Our ability to continue to generate revenue from our significant customers will depend on our ability to maintain strong relationships with these customers and introduce competitive new products and services at competitive prices. Moreover, customer consolidation could reduce the number of customers and may increase the risk of our dependence on a small number of customers. Government agencies are also important customers, and in fiscal year 2021 and the six months ended July 3, 2022, have represented significant revenues. Our ability to procure further government contacts will depend on a number of factors, including the general level of support for testing, including COVID-19, other economic and geopolitical conditions, budgeting constraints of governmental entities, tendering requirements, and funding, and there can be no assurance that we will procure additional contracts, or if procured, the timing or amount contracted.
If total revenues from some of our significant customers were to decrease or not continue in any material amount in the future or we are not successful in growing our current or new customer relationships or timely transitioning business from a lost or terminated distributor to one or more new distributors, our business, operating results and financial condition could be materially and adversely affected.
Interruptions in the supply of raw materials, components, equipment and other products and services could adversely affect our operations and financial results.
We depend on third-party manufacturers, suppliers and vendors for some of our materials, components, equipment, packaging and other products and services. Any change in our relationship with our contract manufacturers, suppliers of raw materials and other third-party vendors or changes to contractual terms of our agreements with any of them could adversely affect our financial condition and results of operations. Further, unexpected increases in demand for our products or supply shortfalls could require us to obtain additional supplies or services in order to manufacture products to meet the demand. Some supplies require significant ordering lead time and we may not be able to timely access sufficient supplies in the event of an unexpected increase in demand or supply shortfall. Our reliance on a small number of contract manufacturers and a large number of single and sole source suppliers makes us vulnerable to possible capacity constraints, reduced control over product availability, delivery schedules and costs and reduced ability to monitor compliance with our product manufacturing specifications.

Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. For example, stringent requirements of the FDA and other regulatory authorities regarding the manufacture of certain of our products may prevent us from quickly establishing additional or replacement sources for the raw materials, products, components or manufacturing services that we use, or from doing so without excessive cost. Further, our suppliers may be subject to regulation by the FDA and other regulatory authorities that could hinder their ability to produce necessary raw materials, products and components. The SEC also requires disclosure for public companies whose products contain conflict minerals, such as tin, tantalum, tungsten and gold, that originate from the Democratic Republic of Congo and/or adjoining countries. The implementation of these requirements has caused and will continue to cause increased costs to comply with these disclosure requirements and may inhibit our ability to source these materials.
If our current contract manufacturers, suppliers of raw materials and other third-party vendors are unable or unwilling to manufacture or supply our products or components or requirements for raw materials in required volumes and at required quality levels or renew existing terms under supply agreements, we may be required to replace such manufacturers, suppliers and vendors and may be unable to do so in a timely or cost-effective manner, or at all. Any shortfall in our supply of raw materials, equipment or components, or our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our business results of operations, financial condition and operating results.
We may experience manufacturing or warehousing problems or delays due to, among other reasons, our volume, specialized processes, and economic and geopolitical conditions.
The global supply of some of our products depends on the uninterrupted efficient operation of our manufacturing facilities, and the continued performance of our contract manufacturers, suppliers of raw materials and other third-party vendors under our contractual arrangements. Many of our manufacturing processes are complex and involve sensitive scientific processes involving the use of unique and often proprietary antibodies and other raw materials that cannot be replicated or acquired through alternative sources without undue delay or expense. Other processes present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, our manufacturing processes may require complex and specialized equipment, which can be expensive to maintain, repair or replace with required lead times of up to a year.
The manufacturing of certain of our products is concentrated in one or more of our plants or those of our suppliers, with limited alternate facilities. Weather, natural disasters, public health emergencies, fires, terrorism, political change or unrest, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors, damage to our equipment or one or more of our facilities, or any other event that negatively impacts our manufacturing process, facilities, systems or equipment, or the process, facilities, systems or equipment of our contract manufacturers or suppliers, could delay, reduce, suspend or terminate shipments of products or the release of new products or could result in the delivery of inferior products. In such circumstances, our revenue from the affected products would decline and we could incur losses until such time as we or our contract manufacturers are able to restore or rebuild our or their production processes or we are able to put in place alternative contract manufacturers or suppliers. Similarly, given the specialized storage requirements for some of our supplies and products, any disruption or other operational challenges to one of our primary warehouse facilities could result in decreased revenue or increased costs given the challenge in finding suitable alternative facilities.
As a result of the COVID-19 pandemic, and other economic and geopolitical conditions, we have seen shortages and delays in receiving certain raw materials and other components for our products and experienced logistics and distribution challenges, as well as challenges in labor availability, all of which have affected our ability to fulfill customer orders on a timely basis, including instrument placements. Supply chain, production, logistics and distribution challenges, including shortages of components, cost inflation, shipping delays and other logistics challenges, labor availability constraints and labor costs, have impacted, and we expect will continue for some period of time to impact, our results of operations. As a result, we are currently encountering, and may continue to encounter, increased customer backlogs of orders and inventory shipments out of our warehouse facilities. If these increased customer backlogs continue, they may adversely impact customer relationships and affect our financial performance.

Our collaboration arrangements may not operate according to our business strategy if our collaboration arrangement partners fail to fulfill their obligations.
As part of our business, we are party to collaboration arrangements with other companies, including the Joint Business with Grifols, and we may enter into additional collaboration arrangements in the future. The nature of a collaboration arrangement requires us to share control over significant decisions with unaffiliated third parties. For example, governance of the Joint Business is shared with Grifols through a supervisory board made up of equal representation by us and Grifols. The supervisory board is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either us or Grifols under the contract that established the Joint Business. Since we may not exercise exclusive control over our current or future collaboration arrangements, we may not be able to require our collaboration arrangement partners to take actions that we believe are necessary to implement our business strategy. Additionally, differences in views among collaboration arrangement partners may result in delayed decisions or failures to agree on major issues. Disputes between us and our collaboration arrangement partners could also result in litigation, which can be expensive and time-consuming. If these differences cause our collaboration arrangements to deviate from our business strategy, our results of operations could be materially adversely affected.
Unexpected increases in, or inability to meet, demand for our products and services could require us to spend considerable resources to meet the demand or harm our reputation and customer relationships if we are unable to meet demand.
Our inability to meet customer demand for our products and services, whether as a result of manufacturing or warehousing problems or supply shortages or shortfalls, could harm our customer relationships and impair our reputation within the industry. Further, if we experience unexpected increases in the demand for our products or supply shortages or shortfalls, we may be required to incur additional costs to meet these demands. These costs could involve purchasing or producing safety stock of components or products, purchasing new machinery or obtaining additional labor resources or even the cost of acquiring or constructing new manufacturing facilities. This would increase our capital and other costs, which could adversely affect our earnings and cash resources. If we are unable to develop or obtain necessary manufacturing and production capabilities in a timely manner, our total revenue could be adversely affected. Failure to increase production volumes in a cost-effective manner, lower than anticipated yields or production problems could result in shipment delays, as well as increased manufacturing costs, which could also have a material adverse effect on our business, reputation, operating results and financial condition.
A decrease in the number of surgical procedures performed, and the resulting decrease in blood demand, could negatively impact our financial results.
Our Immunohematology and Donor Screening products are frequently used in connection with the testing of blood prior to transfusion, which is typically associated with surgical procedures. A decrease in the number of surgeries being performed in the markets in which we operate could result in decreased demand for blood for transfusions, which would in turn result in lower testing volumes and, therefore, decreased sales of our products. For example, we believe markets in developed countries have, at times, seen a decrease in the number of surgical procedures and lower demand for blood in recent years. A decrease in the number of surgical procedures performed could result from a variety of factors, such as fewer elective procedures, the improved efficacy and popularity of non-surgical treatments and, recently, as a result of the COVID-19 pandemic, a suspension or restriction on non-emergency or elective medical procedures to preserve healthcare resources for COVID-19 patients. In addition to lower surgical volumes, blood demand could also be negatively affected by more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Fewer surgeries and lower blood demand could negatively impact our revenue, profitability and cash flows.
Our reagent rental model reduces our cash flows during the initial part of the applicable contract, which causes our cash flows to fluctuate from quarter to quarter.
Leases, rather than sales, of instruments under our reagent rental model have the effect of reducing cash flows during the initial part of the applicable contract as we support those commercial transactions until we are able to recover our investment over the life of the contract. The use of cash in connection with this model causes our cash flows to fluctuate from quarter to quarter and may have a negative effect on our financial condition.

We may not achieve market acceptance of our products among healthcare providers, directors of clinical laboratories, blood banks, hospitals or other customers, and this would have a negative effect on future sales.
We maintain customer relationships with numerous healthcare providers, directors of clinical laboratories, blood banks and hospitals. We believe that sales of our products depend significantly on our customers’ confidence in, and recommendations of, our products. In addition, in a number of cases, our success depends on technicians’ acceptance and confidence in the effectiveness and ease-of-use of our products, including our new products. If we do not capture sales at the levels anticipated in our budget, our total revenue will not be at the levels that we expect and the costs we incur or have incurred may be disproportionate to our sales levels.
In order to achieve acceptance by healthcare professionals, we seek to educate the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to alternative products, including the products offered by our competitors. Acceptance of our products also requires effective training of healthcare professionals in the proper use and application of our products. Failure to effectively educate and train our technician end-users, continue to develop relationships with leading healthcare professionals or achieve market acceptance from healthcare providers or other customers with respect to the use of our diagnostic products could result in less frequent recommendations of our products, which may adversely affect our sales and profitability.
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our business, financial condition and results of operations.
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs. Many of our customers, and the end-customers to whom our customers supply products, rely on private or government funding of and reimbursement for healthcare products and services and research activities. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans and federal Medicare and Medicaid, to reimburse all or part of the cost of the procedure. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-customers of our products and services and/or the volume of medical procedures using our products and services. Third-party reimbursement and coverage may not be available or adequate in either the U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.
Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.
Health insurance premiums, co-payments and deductibles have also generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce the demand for certain of our diagnostics products and services.
The foregoing changes in the healthcare industry and related industries that we serve may cause participants in the healthcare industry to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products or services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. Moreover, we believe the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services.
All of the factors described above could adversely affect our business, financial condition and results of operations.

Reductions in government funding and reimbursement to our customers could negatively impact our sales and results of operations.
Many of our customers rely on government funding and on prompt and full reimbursement by Medicare and Medicaid and equivalent programs outside of the U.S. Global economic uncertainty can result in lower levels of government funding or reimbursement. A reduction in the amount or types of government funding or reimbursement that affect our customers could have a negative impact on our sales. Additionally, the PPACA, which was enacted in 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the U.S. and expanded Medicaid program eligibility and access to commercial health insurance coverage. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the PPACA. It is unclear how other healthcare reform measures or efforts, if any, to challenge, repeal or replace the PPACA will impact the law or our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. The Budget Control Act of 2011, which will remain in effect through 2030, reduced Medicare payments to providers by 2% per fiscal year. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs may have on our business, financial condition, results of operations or cash flows.
On January 1, 2018, the Centers for Medicare & Medicaid Services (“CMS”) implemented certain provisions of the Protecting Access to Medicare Act of 2014 (“PAMA”), which made substantial changes to the way in which clinical laboratory services are paid under Medicare. The revised reimbursement methodology under PAMA results in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available.
Congress has also enacted laws in response to the COVID-19 pandemic to provide financial relief to healthcare providers and suppliers, including diagnostic laboratories, and to encourage implementation of diagnostic testing and treatment for COVID-19. For instance, the Families First Coronavirus Response Act (“FFCRA”), enacted on March 18, 2020, requires certain governmental and commercial insurance plans to provide coverage of COVID-19 diagnostic testing services without imposing cost-sharing (e.g., copays, deductibles or coinsurance) or other utilization management requirements. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCEA”), enacted on March 27, 2020 and April 24, 2020, respectively, each appropriated approximately $100 billion to provide financial relief for certain healthcare providers and to expand treatment and diagnostic testing capacity for COVID-19. The Consolidated Appropriations Act of 2021 (“CAA”), which was enacted on December 27, 2020 and included further pandemic relief measures, temporarily increased payment rates under the Medicare Physician Fee Schedule by 3.75% beginning January 1, 2021 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act (“PMAFSA”), which was enacted on December 10, 2021, further established a temporary 3% payment rate increase under the Medicare Physician Fee Schedule that will remain in effect beginning January 1, 2022 through December 31, 2022. The CARES Act, as subsequently amended by the CAA and the PMAFSA, also suspended, for the period from May 1, 2020 to March 31, 2022, the 2% payment reduction created under the sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), and extended the sequester by one year, through 2030. It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, the CARES Act, or other legislative measures enacted in response to the COVID-19 pandemic, may have on our business, financial condition, results of operations or cash flows.

Consolidation of our customer base and the formation of group purchasing organizations could materially adversely affect our sales and results of operations.
Consolidation among healthcare providers and the formation of buying groups and, with respect to our international operations, government-sponsored tendering processes, have put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations or required us to provide lower pricing in the tendering process. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us or if we fail to have our pricing terms accepted in the tendering process, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts or have our pricing terms accepted in the tendering process, they may be on terms that negatively affect our current or future profitability. Furthermore, given the average industry contract length of five to seven years, if we are unable to enter into a contract with a new customer or renew a given contract with an existing customer, it may be several years before we have an opportunity to acquire or reacquire, as applicable, such customer’s business, which may have a material adverse effect on our results of operations in the interim period.
We may engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.
We may seek to grow through strategic acquisitions. Our due diligence reviews of our acquisition targets may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities as well as potential vulnerability to cybersecurity risks. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, retaining key technical and management personnel, complying with regulatory requirements, or in managing strategic investments. Additionally, we may not achieve the benefits we anticipate when we first enter into a transaction in the amount or timeframe anticipated, if at all. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. We may also make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees, indemnity obligations or other financial arrangements, following those transactions. Under these arrangements, nonperformance by those divested businesses could result in financial obligations imposed upon us and could affect our future financial results.
Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may disrupt our facilities or the facilities of third parties on which we depend and adversely affect our results of operations.
We have significant operations in California, near major earthquake faults and exposure to wildfire, which make us susceptible to earthquake and fire risk. An earthquake, fire or other natural disaster or power shortages or outages could disrupt our operations or impair our critical systems, which could have an adverse effect on our results of operations.
Further, as a multinational company with a large international footprint, we are also subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, civil unrest, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics, endemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist attacks and natural disasters, the national and international responses to such attacks and natural disasters or perceived threats to national security and other actual or potential conflicts or wars may create economic and political uncertainties. In addition, as a multinational company with headquarters and significant operations located in the U.S., actions against or by the U.S., including sanctions, could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, if it can be remedied, which could negatively affect our profitability and financial condition. Moreover, these types of events could negatively impact customer spending in the impacted regions or depending on the severity, globally, which could also adversely impact our operating results.

Risks Relating to Our International Operations
As a global business, we face risks relating to our non-U.S. operations and international sales, including inherent economic, political and regulatory risks, that could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.
We conduct our business on a global basis, as our products are sold internationally, with the majority of our international sales to our customers in our EMEA and China regions. Our international operations are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our business operations and impede our international growth. These foreign risks include, among others:
•compliance with multiple different registration requirements and new and changing product registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;
•compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including U.S. laws on import/export limitations, the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and local laws prohibiting corrupt payments to governmental officials, could expose us or our employees to fines and criminal sanctions and damage our reputation;
•lost revenue as a result of macroeconomic developments;
•the imposition by foreign governments of trade barriers such as tariffs, quotas, preferential bidding, import restrictions, or other barriers;
•exposure to currency exchange fluctuations against the U.S. dollar;
•decreased liquidity resulting from longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection and enforcing agreements through foreign legal systems;
•lower productivity resulting from difficulties we encounter in staffing and managing sales, support and R&D operations across many countries;
•difficulties associated with navigating foreign laws and legal systems;
•difficulties in identifying potential third-party distributors or distribution channels;
•import or export licensing requirements, both by the U.S. and foreign countries;
•international sanctions regimes, including sanctions imposed by the U.S. on foreign countries;
•reduced, or lack of, protection for, and enforcement of, our intellectual property rights;
•social, political or economic instability in some of the regions where we currently sell our products or operate or that we may expand into in the future, including as a result of acts of war, including the ongoing conflict in Ukraine, acts of terrorism, health pandemics, natural disasters and disruptions in global transportation;
•increased financial accounting and reporting burdens and complexities;
•complex and potentially adverse tax consequences resulting from international tax laws;
•the effects of the U.K.’s departure from the E.U., known as Brexit;
•transportation difficulties and delays resulting from inadequate local infrastructure; and
•diversion to the U.S. of our products sold into international markets at lower prices.
The occurrence of any of these, or other factors over which we do not have control, could lead to reduced revenue and profitability.

Currency translation risk and currency transaction risk may adversely affect our financial condition, results of operations and cash flows.
We transact business in numerous countries around the world and expect that a significant portion of our business will continue to take place in international markets. Because our financial statements are presented in U.S. dollars, we must translate earnings as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Furthermore, many of our local businesses generate revenues and incur costs in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of foreign currency fluctuations. Accurately predicting the effects of exchange rate fluctuations upon our future operating results is difficult because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, our profitability could be affected by fluctuations in foreign exchange rates. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, results of operations and cash flows. We have entered into hedging agreements to address certain of our currency risks and intend to utilize local currency funding of expansions when appropriate. We do not intend to hold financial instruments for trading or speculative purposes.
Continuing worldwide political and social uncertainty, including tariffs and trade measures, trade wars or social tensions, may adversely affect our business, financial results and prospects, both domestically and internationally.
Political and social uncertainty in the U.S. and throughout the world could impair political, trade and economic relations worldwide. Changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business.
Governments sometimes impose additional duties, tariffs or taxes on certain imported products. The imposition of import tariffs or restrictions, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. For instance, the U.S. and China have implemented import tariffs and retaliatory tariffs on certain categories of goods, including from time to time, some of our reagent products sold in China. These tariffs, depending upon their ultimate scope and value and how they are implemented, could negatively impact our business by affecting the demand for our products and services or the supply materials we use to manufacture our products and increasing our costs, thereby making our products less cost competitive in China.
Risks Relating to Our IT Systems
Our ability to protect our information systems and electronic transmissions of personal data and sensitive data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.
We are highly dependent on IT networks and systems, including our office networks, operational environment, special purpose networks, systems and software used to operate our instruments and devices and those networks and systems managed by vendors or third parties, to securely process, transmit and store electronic information (including sensitive personal information and proprietary or confidential information). Our systems may prove inadequate to our business needs and necessary upgrades may not be available or operate as designed, which could result in excessive costs or disruptions in portions of our business. These risks may be heightened as we integrate the combined systems and operations of Quidel and Ortho. And, like any large corporation, from time to time the information systems on which we rely, including those controlled and managed by third-parties, may be subject to computer viruses, malicious software, attacks by hackers and other forms of cyber intrusions or unauthorized access, any of which can create system disruptions, shutdowns or unauthorized disclosure of sensitive data. In addition, a security breach that leads to disclosure of information protected by privacy laws could compel us to comply with breach notification requirements under applicable laws, potentially resulting in litigation or regulatory action, or otherwise subjecting us to liability under laws that protect personal data.

If we experience a significant technology incident, such as a serious product vulnerability or security breach, or any other disruptions, delays or deficiencies from our enterprise resource planning systems, it could adversely affect our ability to, among other matters, process orders, procure supplies, manufacture and ship products, track inventory, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. If this happens, our revenues could decline and our business could suffer, and we may need to make significant further investments to protect data and infrastructure. An actual or perceived vulnerability, failure, disruption or breach of our network or privileged account security in our systems also could adversely affect the market perception of our products and services, as well as our perception among new and existing customers. Additionally, a significant security breach could result in theft of trade secrets and intellectual property, cause us to incur increased costs for insurance premiums and security remediation and subject us to potential liability, litigation and regulatory or other government action. If any of the foregoing were to occur, our business may suffer.
We attempt to mitigate the above risks by employing a number of measures, including monitoring and testing of our security controls, employee training and maintenance of protective systems and contingency plans. Further, our contractual arrangements with service providers aim to ensure that third-party cybersecurity risks are appropriately mitigated. We also maintain insurance relating to cybersecurity incidents, which we cannot guarantee will be adequate. It is impossible to eliminate all cybersecurity risk and thus our systems, products and services, as well as those of our service providers, remain potentially vulnerable to known or unknown threats. Additionally, our IT systems may also be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages and system failures.
Information security risks have generally increased in recent years because of the increased proliferation, sophistication and availability of complex malware and hacking tools to carry out cyber-attacks. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period of time. As cyber threats continue to evolve, we may be required to expend additional resources to mitigate new and emerging threats while continuing to enhance our information security capabilities or to investigate and remediate security vulnerabilities.
Interruptions to our third-party IT service providers and/or the inability of our digital solutions to interoperate with certain operating systems could impair the delivery of our cloud-based solutions and negatively impact our business.
We rely on a small number of third-party service providers to host and deliver our cloud-based solutions, and any interruptions or delays in services from these service providers could impair the delivery of our cloud-based solutions. We do not control the hosting of these solutions, including data center facilities or our or other parties’ access to the Internet. These facilities are vulnerable to damage or interruption from weather, natural disasters, fires, power loss, telecommunications failures, global pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.
We also depend on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Android and iOS. Any changes in such systems that degrade the functionality of our digital solutions or give preferential treatment to competitors could negatively impact our business.

Risks Relating to Our Intellectual Property
To remain competitive, we must continue to develop, obtain and protect proprietary technology rights; otherwise, we may lose market share or need to reduce prices as a result of competitors selling lower priced or technologically superior products or services that compete with our products.
Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new proprietary technology and the improvement of existing technology, and our competitive position is therefore heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses to proprietary technology from others. We own significant intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the U.S. and other countries, including, among others, Australia, Canada, China, various European countries, India, Japan, and South Africa. We make strategic decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost-benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Certain of our intellectual property rights are held through license agreements and collaboration arrangements with third parties. We also rely on trade secrets and certain other unpatented proprietary technology and it is possible that others will independently develop the same technology or otherwise obtain access to our unpatented technology. We license the right to use our patents and know-how to third parties, and the right to use our products to our customers under label licenses that are for research purposes only. Further, we rely on confidentiality agreements and other similar arrangements with our employees, consultants, advisors, collaborators and other persons who have access to our proprietary and confidential information, which may not provide meaningful protection for our proprietary technology.
If we cannot continue to improve upon or develop, obtain and protect proprietary technology, we may lose market share or need to reduce prices as a result of competitors selling lower priced or technologically superior products or services that compete with our products. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including failure to file patent or trademark applications successfully or at all, failure to obtain licenses on commercially reasonable terms if at all, failure to retain intellectual property rights upon termination of our licenses or collaboration agreements, or failure to police our intellectual property through our licensees, could have a material adverse effect on our business, results of operations and financial condition.
Intellectual property risks and third-party claims of infringement, misappropriation of proprietary rights or other claims against us could adversely affect our ability to market our products, require us to redesign our products or attempt to seek licenses from third parties, and materially adversely affect our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management and other key employees.
Companies in or related to our industry often aggressively protect and pursue their intellectual property rights. We are and have been subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. We have hired and will continue to hire individuals or contractors who have experience in medical diagnostics and these individuals or contractors may have confidential trade secret or proprietary information of third parties. These individuals or contractors may use third-party information in connection with performing services for us or otherwise reveal this third-party information to us. For these and other reasons, we could be sued for misappropriation of proprietary information and trade secrets. Such claims are expensive to defend and could result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations. In addition, to the extent that individuals or contractors apply technical or scientific information independently developed by them to our projects, disputes may arise as to the proprietary rights to such data and may result in litigation.
Our customers may also be sued by other parties that claim that our products have infringed their patents or misappropriated their proprietary rights or that may seek to invalidate one or more of our patents. The defense and prosecution of patent and trade secret claims are both costly and time consuming and could divert management’s attention from other business concerns. Moreover, an adverse determination in any of these types of disputes could prevent us from developing, using, manufacturing or selling some of our products or processes; limit or restrict the type of work that employees involved with such products may perform for us; require us to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all; subject us to significant liability in the form of royalty payments, penalties, special and punitive damages and attorneys’ fees; cause our distributors or end-users to reduce or terminate purchases of our products; or require us to re-design our products or processes, any of which could materially and adversely affect our business, financial condition and results of operations.

In addition to the foregoing, we may also be required to indemnify certain customers, distributors and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another person’s proprietary rights. Further, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required or financially able to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.
Risks Relating to Government Regulations
Our COVID-19 products were approved by the FDA through an EUA and the loss of such authorization could have a material adverse impact on our business, results of operations, financial position and cash flows.
The FDA can authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances after the Secretary of the U.S. Department of Health and Human Services (“HHS”) has made a declaration of emergency justifying authorization of emergency use. An EUA allows use in a public health emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by emerging infectious disease threats when there are no adequate, approved, and available alternatives. These EUA standards for marketing authorization are lower than if the FDA had reviewed our tests under its traditional marketing authorization pathways, and we cannot assure you that our tests would be cleared or approved under those more onerous clearance and approval standards. The FDA has also established certain conditions which must be met in order to maintain authorization under these EUAs. The requirements that apply to the manufacture and sale of these products may be unclear and are subject to change. The FDA may also waive otherwise applicable Consumer Good Manufacturing Practice requirements to accommodate emergency response needs. All of our current COVID-19 products used for testing for the COVID-19 virus were obtained under EUAs. EUAs are only effective until the emergency declaration by the HHS Secretary ends and EUAs can also be revised or revoked by the FDA at any time as the FDA continues to evaluate the available data concerning the efficacy and safety of the product, including with respect to whether superior approved products exist. Changes to FDA regulations or requirements could require changes to our authorized tests, necessitate additional measures or make it impractical or impossible for us to continue to market our tests. The loss of one or more of our EUAs for our COVID-19 products could have a material adverse effect on our business, results of operations, financial condition or cash flows.
If we are unable to obtain required clearances or approvals for the commercialization of our products in the U.S. and certain foreign countries, we will not be able to sell those products in such jurisdictions, which could negatively impact our results of operations.
Our future performance depends on, among other matters, if, when and at what cost we will receive regulatory approval, clearances or authorizations for new products in the U.S. and certain foreign countries where we intend to sell our products. The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S. and globally. Regulatory clearance and approval can be a lengthy, expensive and uncertain process, making the timing and costs of clearances and approvals difficult to predict. Conducting clinical studies that may be required for regulatory approvals or clearances is a complex, time-consuming and expensive process, requiring months or years to complete, and our studies are not guaranteed to generate data that demonstrate safety and effectiveness or substantial equivalence of the evaluated product. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs, unanticipated delays, or lengthened review times of our products. We may not be able to obtain U.S. and foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from selling our products in the U.S. or certain foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.
In the U.S., the FDA regulates most of our products. Clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (a “510(k)”), or through approval of a Premarket Approval application (a “PMA”). Approval to commercially distribute biologics is received from the FDA through approval of a Biologics License Application (a “BLA”) and may also require state licensing for the movement of biologics products in interstate commerce. The FDA may deny 510(k) clearance because, among other reasons, it determines that our product is not substantially equivalent to another U.S. legally marketed device. The FDA may deny approval of a PMA or BLA because, among other reasons, it determines that our product is not sufficiently safe or effective. Failure to obtain FDA clearance or approval would preclude commercialization in the U.S., which could materially and adversely affect our future results of operations.

In addition, even after we obtain necessary authorizations, clearances or approvals to market our products, the FDA and other regulatory agencies may require post-market testing and additional surveillance to monitor the performance and use of approved products or may place conditions on any product approvals that could restrict the commercial applications of those products. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory authorizations, approvals or clearances, changes in laws and regulations, the loss of previously received authorizations, approvals or clearances or the placement of limits on the manufacture, marketing and use of our products. For example, prior to Quidel’s acquisition of a business that included the Summers Ridge, San Diego manufacturing facility, that facility was subject to a 2012 FDA inspection that resulted in an FDA warning letter and recalls of certain products and revised release specifications for certain products, which will not be formally closed-out with the FDA until after a future inspection. We cannot assure you that the government will find efforts to resolve the FDA warning letter to be satisfactory. We cannot predict whether other governments’ regulatory authorities will require additional remedial or corrective actions in the future, and the issues arising out of the FDA inspection may be expanded to cover other matters.
Modifications or enhancements to a cleared or approved product that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the product, could require new 510(k) clearances or possibly approval of a new PMA or BLA, or a supplement to those applications. Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision not to seek a new 510(k). For example, we have made modifications to some of our products in the past after receipt of the initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k)s or PMAs; however, we determined that in certain instances, new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If the FDA disagrees with our determinations and requires us to submit a new 510(k), PMA or PMA supplement, or BLA or BLA supplement for any product modification, we may be required to cease marketing such product or to recall the modified product until we obtain clearance, and we may be subject to civil, criminal, monetary and non-monetary penalties and damage to our reputation.
The advertising, marketing, and labeling of medical devices is highly regulated by the FDA and the Federal Trade Commission (the “FTC”). Our efforts to promote our products, including via direct-to-consumer marketing or social media initiatives, could subject us to additional scrutiny of our communication of risk information, benefits or claims, by the FDA, FTC, or both.
If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected, or do not demonstrate the safety and effectiveness of those products, we may be unable to sell those products.
Before we can sell certain of our products, we must conduct clinical studies intended to demonstrate that those products are safe and effective and perform as expected. The results of these clinical studies (which are experiments involving human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose) are used to obtain regulatory clearance or approval from government authorities, such as the FDA. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend several years completing the necessary clinical studies.
If we fail to adequately manage our clinical studies, those clinical studies and corresponding regulatory clearances or approvals may be delayed or we may fail to gain clearance or approval for our products altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not obtain regulatory clearance or approval for the applicable product. If we are unable to market and sell our new products or are unable to obtain clearances or approvals in the time frame needed to execute our product strategies, our business and results of operations would be materially and adversely affected.
Our business is subject to substantial regulatory oversight, and our failure to comply with applicable regulations may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.
Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including development, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, physician interaction and record-keeping. Any material failure by us to comply with such applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on our ability to conduct or expand our operations or the cessation of all or a portion of our operations.

The FDA and corresponding foreign regulatory agencies may require post-market testing and surveillance to monitor the performance of cleared or approved products or may place conditions on any product clearances or approvals that could restrict the commercial applications of those products. The discovery of problems with a product may result in restrictions on the product, including withdrawal of the product from the market. In addition, in some cases we may sell products or provide services which are reliant on the use or commercial availability of third-party products, including medical devices or equipment, and regulatory restrictions placed upon any such third-party products could have a material adverse impact on the sales or commercial viability of our related products or services.
We are subject to routine inspection by the FDA and other agencies for compliance with the FDA’s requirements applicable to our products, including, without limitation, the Quality System Regulation and Medical Device Reporting requirements in the U.S., and other applicable regulations worldwide. Our manufacturing facilities and those of our suppliers and distributors also are, or can be, subject to periodic regulatory inspections.
We are also subject to laws relating to matters such as privacy, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against our distribution of products, termination of our service agreements by our customers, disgorgement of money, operating restrictions and criminal prosecution.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of these factors. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time it takes for new or modified medical devices and biologics to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business. For example, in prior years, the U.S. government has shut down from time to time, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities, including as a result of the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may encounter challenges entering into contracts with government entities due to government-sponsored tendering requirements, and any contracts that we have entered into or will enter into with government entities may involve future funding, compliance, and possible sanctions risks.
We endeavor to enter into contracts with government entities for grant-funded projects or the sale of our products. This may require us to follow government-sponsored tendering processes involving stringent restrictions, including pricing restrictions, and other compliance obligations. As a result, we may face challenges meeting such government sponsored-tendering requirements, and ultimately, may not be awarded such contracts with government entities.
Any government contract that we have entered into or will enter into may expose us to higher potential liability than do other types of contracts due to government funding shortfalls, the government’s right to terminate for convenience, heightened legal compliance requirements, and our inability to meet key deliverables and milestones. Government funding applicable to our government grant contracts may be limited, and there is no guarantee that budget pressure at the federal, state, and local level or changing governmental priorities will not eliminate funding availability. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, the False Claims Act (the “FCA”), the Procurement Integrity Act, the Buy American Act and the Trade Agreements Act. Government contracts subject us to government audits, compliance investigations and oversight proceedings. Government agencies routinely review and audit government contractors to determine whether they are complying with applicable contractual and legal requirements. Implementing policies, procedures and controls relating to the accounting and recordkeeping requirements is expensive and could divert management’s attention from other concerns. If we fail to comply with these requirements relating to any government contract that we have entered into or will enter into, or we fail an audit, we could be subject to various sanctions, including monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The failure to meet key deliverables, milestones or compliance requirements could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.
If one or more of our products is claimed to be defective, we could be subject to claims of liability and harm to our reputation that could adversely affect our business.
Our product development and production processes are complex and could expose our products to claims of defectiveness. Alleged manufacturing and design defects could lead to recalls (either voluntary or required by the FDA or other government authorities) and could result in the removal of one or more of our products from the market. Similarly, our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis or treatment of a patient and could lead to allegations that our products have caused injury or are found to be unsuitable for their intended use. Our Immunohematology business in particular is subject to the risk of product liability claims, as even the slightest inaccuracies in a specimen’s analysis can lead to critical outcomes in the life of a patient, thereby leaving little to no room for error in the precision and accuracy of such testing. In addition, our marketing of monitoring services may cause us to be subjected to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death, or, in the case of our toxicology monitoring services, the imposition of criminal sanctions. The risk of a product liability claim is also heightened for at-home tests that may be purchased and administered by the end user customer and not a medical professional and our communication of risk information, benefits or claims, which is highly regulated by the FTC and the FDA could be alleged to be misleading or erroneous. If the FTC or the FDA alleges or establishes that any of our communications are misleading, we could be subject to litigation and material penalties and fines.
Depending on the corrective action we take to redress a product’s deficiencies, we may be required to obtain new clearances or approvals before we may market or distribute the corrected device. A defect or claim of a defect in the design or manufacture of our products could also have a material adverse effect on our reputation in the industry and decrease sales of our products, and we could also face additional regulatory enforcement action, including FDA warning letters, untitled letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. Moreover, any product liability or other claim brought against us, regardless of merit, could be costly to defend and could result in an increase to our insurance premiums. If we are held liable for a claim, that claim could materially affect our business and financial condition.

We are subject to healthcare regulations that could result in liability, require us to change our business practices and restrict our operations in the future.
We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the governments of states and foreign countries in which we conduct our business. In the U.S., these healthcare laws and regulations include, for example:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, where one purpose is to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of medical device manufacturers. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal civil and criminal false claims laws, including the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers, including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•the Federal Food, Drug, and Cosmetics Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and regulates device marketing;
•U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm customers; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to item or services reimbursed by any third-party payor, including commercial insurers; state laws requiring device companies to comply with specific compliance standards, restrict payments made to healthcare providers and other potential referral sources, and report information related to payments and other transfers of value to healthcare providers or marketing expenditures and state laws related to insurance fraud in the case of claims involving private insurers.
These laws and regulations, among other things, constrain our business, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs, and other business arrangements, as well as interactions with healthcare professionals through consultant arrangements, product training, sponsorships, or other activities. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare and other laws and regulations involve substantial costs. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, governmental authorities may conclude that our business practices do not comply with healthcare laws and regulations.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, the medical device industry’s relationship with physicians has been under increasing scrutiny by the U.S. Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”), the state attorney generals and other foreign and domestic government agencies. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of federal or state governments, with potential liability under the FCA including mandatory treble damages and significant per-claim penalties. Additionally, as a result of these investigations and qui tam actions, we may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation, or failure to comply with such investigation, including those led by the OIG or the DOJ, or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.
If our operations are found to be in violation of any of the federal and state laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, oversight if we become subject to a consent decree or corporate integrity agreement, disgorgement and we could be required to curtail, restructure or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.
We use hazardous materials in our business that may result in substantial compliance costs or claims against us relating to handling, storage or disposal.
Our operations and facilities are subject to various foreign, federal, state and local environmental, health and safety laws, rules regulations and other requirements, including those governing the generation, use, manufacture, handling, transport, storage, treatment and disposal of, or exposure to, regulated materials, discharges and emissions to air and water, the cleanup of contamination and occupational health and safety matters. Compliance with such laws and regulations requires significant effort and costs. For example, our R&D and manufacturing activities involve the controlled use of hazardous materials that may be subject to federal statutes commonly known as the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, and the Clean Water Act, among other laws and regulations. Noncompliance with such laws and regulations can result in fines or penalties or limitations on our operations or liability for remediation costs, as well as claims alleging personal injury, property, natural resource or environmental damages.
We may also incur liability as a result of any contamination or injury arising from a release of or exposure to such regulated hazardous materials. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third-party disposal sites where we have sent wastes for treatment or disposal. Liability for contamination at contaminated sites may be imposed without regard to whether we knew of, or caused, the release or disposal of such regulated substances and, in some cases, liability may be joint or several. Any such future expenses or liability could have a negative impact on our financial condition and results of operations.
In addition, if any governmental authorities impose new regulations with additional compliance burdens or alter their interpretation of the requirements of such existing regulations, such requirements or regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business or operations.
Given the nature of the penalties provided for in some of these regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with laws. Any violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business.
Further, our workers, properties and equipment may be exposed to potential operational hazards such as fires, safety incidents, releases of regulated materials, malfunction of equipment, accidents and natural disasters, which could result in personal injury or loss of life, damage to or destruction of property and equipment or environmental damage, and could potentially result in a suspension of operations, harm to our reputation and the imposition of civil or criminal fines or penalties, all of which could adversely affect our business.

We will be exposed to significant risks in relation to compliance with anti-corruption laws and regulations and economic sanctions programs.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act of 2010 (the “Bribery Act”) and the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), among others, and economic and trade sanctions, including those administered by the United Nations, the E.U., the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons, absent authorizations or exemptions under applicable law, such as OFAC’s licenses permitting certain humanitarian trade.
While we endeavor to have a strong culture of compliance and an adequate system of internal controls, including procedures to minimize and detect fraud in a timely manner, as well as processes for complying with OFAC authorizations or exemptions, there can be no assurance that our policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents or partners and, as a result, we could be subject to penalties and material adverse consequences on our business, financial condition or results of operations.
Our international operations require us to comply with anti-terrorism laws and regulations and applicable trade embargoes.
We are subject to trade and economic sanctions laws and other restrictions on international trade. The U.S. and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties. In the U.S., the economic and trade sanctions programs are principally administered and enforced by OFAC. Currently, OFAC maintains comprehensive trade and economic sanctions against the following countries and territories: Cuba, Iran, Syria, North Korea, the Crimea region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations.
We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, or increase the cost of obtaining, products from foreign sources. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our collection, use and disclosure of personal information, including health information, is subject to federal and state privacy and security regulations, as well as data privacy and security laws outside the U.S., including in the European Economic Area (the “EEA”), the U.K. and the People’s Republic of China, and our failure to comply with those laws and regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
We and our partners may be subject to federal, state, and foreign data protection laws, regulations, and other obligations. These include, for example:
•HIPAA, which imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA;

•the California Consumer Privacy Act of 2018 (“CCPA”), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. Further, the California Privacy Rights Act (“CPRA”), when it becomes fully operative on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in other states, including Virginia, Colorado, Utah, and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S.;
•the FTC Act, and state consumer protection laws, enforced by many state Attorneys General for online collection, use, dissemination and security practices that appear to be unfair or deceptive;
•outside the U.S., the General Data Protection Regulation 2016/679 (the “GDPR”) and the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (collectively, the “U.K. GDPR”), which govern the processing of information in those jurisdictions, and could result in significant fines (up to the greater of €20 million / £17.5 million or 4% of total annual revenue), regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices or assessment notices (for a compulsory audit), civil claims including representative actions and other class action type litigation;
•E.U. and U.K. rules with respect to cross-border transfers of personal data out of the EEA and the U.K., respectively, which are in flux, including in light of a decision by the Court of Justice of the E.U. (the “CJEU”) invalidating the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), and the European Commission’s recent publishing of revised standard contractual clauses, which we must now consider and apply, where applicable. In light of these changing requirements, we could suffer additional costs, complaints, regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations, which could adversely affect our financial results, including because we rely on third parties in other countries;
•evolving privacy laws on cookies and e-marketing. In the E.U., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. In the U.S., the FTC and many state laws have increasingly focused on the collection and use of behavioral data, including geolocation and biometric information. As regulators start to enforce a stricter approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities;
•China’s multiple pieces of legislation governing the healthcare industry involve prescribing complex regulatory requirements governing different types of data across a continuum of care, and various supervisory authorities frequently conduct inspections and investigations. These include:
◦China’s Cybersecurity Law, including data localization requirements that require operators of critical information infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Failure to do so can result in fines of up to RMB 100,000 for the relevant entity as well as for the personnel directly responsible;
◦China’s Data Security Law (“Data Security Law”), which became effective on September 1, 2021, and applies extraterritorially and to a broad range of activities that involve “data” (not only personal or sensitive data). Under the Data Security Law, entities and individuals carrying out data activities must abide by various data security obligations, including implementing the appropriate level of protective measures for each respective class of data and storing data locally in China (or in compliance with certain data transfer restrictions);
◦China’s Personal Information Protection Law (“PIPL”), which is similar to the GDPR and also applies extraterritorially. The PIPL provides the legality of personal information processing and the basic requirements of notice and consent, sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities, and provides a list of rules for transferring personal information outside of China. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities, among other fines and criminal liabilities, including ones that can be placed on responsible personnel; and

◦several regulations and draft regulations for public comments, promulgated by the People’s Republic of China, which are designed to provide further supplemental guidance in accordance with the laws mentioned above;
•self-regulatory standards that privacy advocacy groups, the technology industry and other industries have established or may establish and various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by them or other third parties, and we may be required or otherwise find it advisable to obtain certain of these certifications or adhere to these standards. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business; and
•enacted or considered legislation similar to the above in other countries around the world, in which we do business.
The legislative and regulatory landscape for privacy and data protection continues to evolve, with jurisdictions in which we operate and in which our customers operate adopting or considering adopting new privacy and data security laws and regulations regarding the collection, use, processing and storage of information obtained from consumers and other end users, including health-related information. For example, certain of our digital solutions, such as our QVue Business mobile application, collect, use, process, and store personal or identifying information regarding customers or other end users, subjecting us to such privacy and data security laws. We may also be bound by contractual obligations with our customers relating to privacy, data protection and information security that are more stringent than applicable privacy laws and regulations, and some companies often will not contract with vendors that do not meet more rigorous standards.
Complying with these various laws, regulations, standards and contractual obligations could cause us to incur substantial costs, require us to change our business practices in a manner adverse to our business (including limiting our ability to collect, control, process, share, disclose and otherwise use personal data (including health and medical information which are subject to strict requirements)), reduce demand for certain of our digital solutions, restrict our ability to offer certain digital solutions in certain jurisdictions or subject us to sanctions, investigations, fines, penalties, or other inquiries by U.S., federal, state and foreign data protection regulations, all of which could negatively impact our business or reputation. Moreover, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply, further increasing costs to comply, and increasing risks of potential failures or perceived failures to comply. Because many of these laws and regulations are new, it is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as many of the laws are drafted broadly and leave great discretion to the relevant government authorities to exercise.
Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, including as a cost of doing business, or due to new or increasing fines or penalties for privacy and cybersecurity violations, damage our reputation, and adversely affect our business and results of operations. Further, a cyber-attack or other data breach affecting sensitive personal information, including health information, could also result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business, including under these same laws and contractual obligations.
We continue to monitor the evolving data protection landscape so that we can comply with the requirements in the countries in which we do business.
We are subject to U.S. and foreign tax laws, and changes to such tax laws or differing interpretation of those laws by the relevant governmental authorities could adversely affect us.
The U.S. Congress, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Thus, the tax laws in the U.S., the U.K. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
In addition, the tax laws and regulations in the U.S., the U.K. and the numerous other jurisdictions in which we operate are inherently complex, and we are and will be obligated to make judgments and interpretations about the application of these laws and regulations to us and our operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in material administrative or judicial procedures, actions or sanctions.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability.
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our foreign operations and intercompany arrangements and other factors, our estimates of income tax assets or liabilities may differ from actual payments, assessments or receipts. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the U.S. or in other jurisdictions could adversely affect our financial statements
Legislative or taxation changes or HM Revenue & Customs (“HMRC”) enforcement actions may have a material adverse impact on our business, results of operations and financial condition.
We are subject to the laws of England and Wales and the taxation rules administered by HMRC. Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications, including in relation to the conduct of reviews and audits, that could result in higher costs or restrict our ability to operate our business and, as a result, have a material adverse effect on our business, results of operations and financial condition. HMRC may also take enforcement actions against us which may result in fines, penalties and/or interest charges being imposed on us which may have a material adverse effect on its business, results of operations and financial condition.
Risks Relating to Corporate Finance
We may need to raise additional funds to finance our future capital or operating needs, which could have adverse consequences on the interests of our stockholders, and may not be available on acceptable terms or at all.
We may need to seek to raise funds through the issuance of public or private debt or the sale of equity to achieve our business strategy. In addition, we may need debt or equity financing to complete acquisitions. If we raise funds or acquire other technologies or businesses through issuance of equity, this could dilute the interests of our stockholders. Such financing activities may also depress the market price of shares of our common stock and impair our ability to raise capital through the sale of additional equity securities. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when we cannot otherwise raise additional capital or issue additional debt on acceptable terms, or at all.
Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. Our Credit Agreement governs our senior secured credit facilities, which consists of (i) a Term Loan in an original amount of $2,750.0 million and (ii) a $800.0 million Revolving Credit Facility. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs. As of July 3, 2022, we had total indebtedness of $2,741.1 million, and we had availability under our Revolving Credit Facility of $716.8 million (net of $33.2 million of outstanding letters of credit).
Subject to the limits contained in the Credit Agreement, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or business acquisitions, or for other purposes. If we do so, the risks related to our high level of debt would increase. Specifically, our high level of debt could have important consequences to us and our stockholders, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and if we fail to comply with these obligations, an event of default could result;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or other general corporate requirements;
•limiting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments and other general corporate purposes;
•exposing us to the risk of increased interest rates as our borrowings under the Credit Facilities are at variable rates of interest;
•the Credit Agreement contains, and any agreements to refinance our debt likely will contain, financial and other restrictive covenants, and our failure to comply with them may result in an event of default, which, if not cured or waived, could have a material adverse effect on us;
•our level of indebtedness may increase our vulnerability to, and reduce our flexibility to respond to, changes in our business and industry, general economic downturns and adverse industry and business conditions;
•to the extent the debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited;
•any default under our Credit Agreement may result in proceedings against collateral we have used to secure the Credit Facilities, including substantially all of our and our guarantor subsidiaries’ assets;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete and to changing business and economic conditions;
•placing us at a disadvantage compared to less leveraged competitors and affecting our ability to compete; and
•increasing our cost of borrowing.
The occurrence of any one of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.
Furthermore, borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. Recently, interest rates have increased from historically low levels. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into a series of interest rate cap and interest rate swap agreements to hedge our interest rate exposures related to our variable rate borrowings under the Credit Facilities. However, it is possible that these interest rate cap and interest rate swap agreements or any future interest rate cap agreements or swaps we enter into may not fully or effectively mitigate our interest rate risk and we may decide not to maintain interest rate swaps in the future.
We may not be able to generate sufficient cash flows from operating activities to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our debt obligations.
Additionally, if we cannot make scheduled payments on our debt we will be in default, and the lenders under the Credit Facilities could terminate their commitments to loan additional money to us, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in our stockholders losing all or a part of their investment.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement restricts our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct all of our operations through our subsidiaries, some of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flows by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Credit Agreement limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
The terms of the Credit Agreement impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on our indebtedness.
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, and the ability of our subsidiaries, to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•prepay, redeem or repurchase certain indebtedness;
•make business acquisitions;
•make loans and investments;
•sell, transfer or otherwise dispose of assets;
•incur liens;
•enter into transactions with affiliates;
•enter into new lines of business or alter the businesses we conduct;
•designate any of our subsidiaries as unrestricted subsidiaries;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge, transfer or sell all or substantially all of our assets or the assets of our subsidiaries.
In addition, the Credit Agreement requires us to comply with two financial covenants consisting of a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). At July 3, 2022, we are required to maintain a Consolidated Leverage Ratio of 4.50 to 1.00 or less and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, we anticipate that we will maintain increased cash on hand in order to preserve financial flexibility and that, as a result, we may continue to borrow from our Revolving Credit Facility, if needed.
Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. Further, in order to respond to market conditions, we may need to seek waivers of various provisions in the Credit Agreement and we might not be able to obtain such waivers on reasonable terms, if at all.
Despite our level of indebtedness, we may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
We may incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional senior secured debt. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of July 3, 2022, we have unused availability of $716.8 million (net of $33.2 million of outstanding letters of credit) under our Revolving Credit Facility. Our credit facilities may be increased by an unlimited amount so long as on a pro forma basis the amount of such increased commitments would not cause the consolidated interest coverage ratio exceed the minimum consolidated interest coverage ratio applicable to that time or cause the consolidated leverage ratio to exceed the maximum consolidated leverage ratio applicable at that time (with all commitments including the increased commitments being deemed to be fully funded on the date of such increase).

If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on existing indebtedness and our creditworthiness generally. Our business may not continue to generate cash flow from operations in the future sufficient to service or repay our debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Risks Relating to Our Employees
We may have difficulty attracting, motivating and retaining executives and other key employees.
Our success will depend in part upon our ability to attract, retain and motivate executives and sales, marketing, manufacturing, technical, scientific, technology and other key personnel. Competition for qualified personnel can be intense, both in the industry in which we operate and where our operations are located. Further, our current and prospective employees may experience uncertainty about the effect of the Combinations, which may impair our ability to attract, retain and motivate executives and other key personnel. Employee retention may be particularly challenging during the period immediately after the closing of the Combinations, as our employees may experience uncertainty about their future roles with the Company. The loss of any executive or other key personnel, particularly key manufacturing, R&D and technical personnel, could harm our business and prospects and could impede the achievement of our R&D, operations or strategic objectives.
While we may employ the use of certain retention programs, there can be no guarantee that they will prove to be successful. If our key employees depart, the integration of Quidel and Ortho may be more difficult and our business may be harmed. Furthermore, we may be required to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to our business, which may adversely affect our ability to realize the anticipated benefits of the Combinations. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or works councils or integrating employees into the Company. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent that Quidel and Ortho were able to attract or retain employees in the past.
In addition, pursuant to severance provisions in legacy Quidel and Ortho executive employment agreements, certain of our employees are entitled to receive severance payments upon certain qualifying terminations of their employment. These employees potentially could terminate their employment following specified circumstances set forth in the applicable executive employment agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and be entitled to receive severance. Such circumstances could occur in connection with the integration of Quidel and Ortho as a result of changes in roles and responsibilities.
If we are required to make unexpected payments to any pension plans applicable to our employees, our financial condition may be adversely affected.
Some of our current and former employees participate or participated in defined benefit pension plans that were sponsored by Ortho prior to the closing of the Combinations. We assumed certain underfunded and unfunded net pension liabilities of approximately $33.0 million in relation to these plans. Several of these plans are unfunded and, while we do not believe the liabilities in relation to these plans are significant, they will need to be satisfied as they mature from our cash provided by operating activities. In jurisdictions where the defined benefit pension plans are intended to be funded with assets in a trust or other funding vehicle, we expect that, while not significant, the liabilities will exceed the corresponding assets in each of the plans. Various factors, such as changes in actuarial estimates and assumptions (including in relation to life expectancy, discount rates and rates of return on assets), as well as actual return on assets, can increase the expenses and liabilities of the defined benefit pension plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and as a result we may be required to increase the cash payments we make in relation to these defined benefit pension plans.
We could also be required in some jurisdictions to make accelerated payments up to the full buy-out deficit in our defined benefit pension plans, which would likely be far higher than the normal ongoing funding cost of the plans. Our operations and financial condition may be adversely affected to the extent that we are required to (i) make any additional payments to any relevant defined benefit pension plans in excess of the amounts assumed in our current projections and assumptions or (ii) report higher pension plan expenses under relevant accounting rules.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
As of July 3, 2022, we have approximately 6,900 employees located around the world consisting of commercial, supply chain, quality, regulatory and compliance, R&D and general administrative personnel. Approximately 14% of our employees globally participate in a union or works council. Historically, we have not experienced work stoppages; however, in the future, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, future negotiations with unions or works councils in connection with existing labor agreements may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control.
General Risk Factors
We are subject to, and may in the future become subject to, claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. Litigation related to the Company, our business, and our operations or financial performance may also involve customers, competitors, suppliers, patients, stockholders, governmental authorities or other third parties. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in significant settlement amounts, monetary damages, fines or injunctive relief that could affect our financial condition or results of operations. Even if lawsuits do not result in an unfavorable outcome, the costs of defending or prosecuting such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert management’s attention from the operation of our business, which could adversely affect our business and results of operations.
Furthermore, in the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators disagree with the manner in which we have sought to comply with applicable laws and regulations, we could be subjected to substantial civil and criminal penalties, as well as corrective actions, product recalls, seizures or injunctions with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and affect our operating results, and any limitation on our ability to manufacture and market our products could also have a material adverse effect on our business.
We are exposed to business risk which, if not covered by insurance, could have an adverse effect on our results of operations.
We face a number of business risks, including exposure to product liability, property, business interruption, and cybersecurity claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance or our insurance coverage may not be sufficient to offset the costs of any losses, lost sales, or increased costs experienced during business interruptions. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive related to the risks presented. Due to market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. Further, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect or may not be renewed at all. As a result, we may not be able to renew our insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Some provisions of our Charter, our Bylaws and Delaware law may make takeover attempts difficult, which could depress the price of our common stock and inhibit our stockholders’ ability to receive a premium price for their shares.
Provisions of our Charter could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our Charter allows our board of directors to issue up to five million shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders. Our Bylaws include advance notice requirements for stockholder proposals that require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting and do not permit stockholders to call a special meeting of the stockholders, unless such stockholders hold at least 50% of our stock entitled to vote at the meeting. We are also subject to anti-takeover provisions under Delaware law. These provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.
Our Bylaws designate the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our Bylaws provides that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any claims (other than any cause of action arising under the Securities Act of 1933 (the “Securities Act”)), including claims in the right of the Company that are based upon a violation of duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, and (ii) the federal district courts of the U.S. will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock will be deemed to have notice of, and to have consented to, the provisions of our Bylaws described in the preceding sentence. This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons and result in increased costs for a stockholder to bring a claim. There is uncertainty as to whether a court would enforce such provisions and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Expectations of our performance related to ESG matters may impose additional costs on us and expose us to new risks.
There is an increasing focus and scrutiny from certain investors, customers, vendors, employees and other stakeholders concerning corporate responsibility, specifically related to ESG factors. In addition, government organizations are enhancing or advancing legal and regulatory requirements, including disclosure requirements, specific to ESG matters. Many investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG performance is inadequate. Third-party providers of corporate responsibility ratings and reports have increased in number to meet growing investor demand for measurement of ESG performance. The criteria by which our corporate responsibility practices are assessed must be continuously monitored and may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our performance related to corporate responsibility and ESG matters is inadequate. Moreover, our market capitalization has increased significantly in the last couple of years and since the consummation of the Combinations. Accordingly, we may be benchmarked against larger peer companies, some of which may have more resources than us and thus may have achieved better ESG performance and/or a higher ESG rating profile. We may face reputational damage if our ESG performance or ESG rating profile is, or is perceived as being, below that of our competitors or peer companies. In addition, we could fail, or be perceived as failing, in our achievement of certain ESG-related initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, vendors, employees and other stakeholders related to our ESG performance or our ESG initiatives are not executed as planned, we may not realize the anticipated benefits of implementing such ESG initiatives and our reputation, business, stock price, financial condition or results of operation could be adversely impacted.

The market price of our common stock may be volatile.
The market price of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance and the success of the integration of Quidel and Ortho. Factors that could cause fluctuations in the price of our common stock include:
•global economic or market conditions;
•actual or anticipated variations in quarterly operating results and the results of competitors;
•changes in financial projections by us, if any, or by any securities analysts that may cover our shares;
•conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•additions or departures of key personnel; and
•issuances or sales of our common stock, including sales of common stock by our directors and officers or our significant investors.
Future sales of our common stock by us or our stockholders in the public market, or the perception that such sales may occur, could reduce the price of our common stock, and any additional capital raised by us through the sale of equity or convertible securities may dilute ownership in the Company.
The sale of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All of our issued shares of common stock are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including certain of our directors, executive officers and other affiliates, which shares may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. Shares of our common stock covered by registration rights represent approximately 19% of our outstanding shares as of July 3, 2022. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In addition, we filed a registration statement with the SEC on Form S-8 providing for the registration of approximately 5.5 million of our issued or reserved shares of common stock for issuance under the QuidelOrtho Amended and Restated 2018 Equity Incentive Plan and the ESPP. Subject to the satisfaction of vesting conditions, shares of common stock registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.
In the future, we may also issue our securities in connection with investments or acquisitions, or otherwise. We cannot predict the size of future issuances of shares of our common stock or securities convertible into shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain an effective system of internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future, or that we will be able to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 3, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 4, 2022 - May 1, 2022	1,043	$111.85	—	$52,894,442
May 2, 2022 - May 29, 2022	3,109	102.10	—	—
May 30, 2022 - July 3, 2022	2,562	96.90	—	—
Total	6,714	$101.63	—	$—
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On December 18, 2018, Quidel announced a stock repurchase program to repurchase up to $50.0 million of its common stock, which was authorized by Quidel’s board of directors on December 12, 2018. On August 28, 2020, Quidel’s board of directors authorized an increase of an additional $150.0 million to Quidel’s existing stock repurchase program authorization, which was announced on September 1, 2020. Quidel’s board of directors also extended the stock repurchase program through August 28, 2022. During the three months ended July 3, 2022, Quidel’s stock repurchase program terminated in connection with the consummation of the Combinations.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
2.1+
Business Combination Agreement, dated as of December 22, 2021, by and among Quidel Corporation, Ortho Clinical Diagnostics Holdings plc, Coronado Topco, Inc., Orca Holdco, Inc., Laguna Merger Sub, Inc. and Orca Holdco 2, Inc. (incorporated by reference to Annex A to the joint proxy statement/prospectus forming part of the Registration Statement on Form S-4 filed by Coronado Topco, Inc. with the SEC on January 31, 2022)

3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 27, 2022)
4.1*	Specimen Stock Certificate
10.1(1)	Summary of Certain Compensation Arrangements for Executive Officers (incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2022)
10.2
Principal Stockholders Agreement, dated as of December 22, 2021, by and among Coronado Topco, Inc., Quidel Corporation, Ortho Clinical Diagnostics Holdings plc and the Initial Carlyle Stockholder (as defined therein) (incorporated by reference to Annex B to the joint proxy statement/prospectus forming part of the Registration Statement on Form S-4 filed by Coronado Topco, Inc. with the SEC on January 31, 2022)

10.3++
Credit Agreement, dated May 27, 2022, by and among QuidelOrtho Corporation, each lender from time to time party thereto, each L/C Issuer (as defined therein), and Bank of America, N.A., as Administrative Agent and Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 27, 2022)

10.4*
Increase Joinder No. 1, dated August 4, 2022, by and among QuidelOrtho Corporation, JPMorgan Chase Bank, N.A., as New Revolving Credit Lender, a Lender and a L/C Issuer, the Guarantors party thereto, and Bank of America, N.A., as the Administrative Agent

10.5(1)	QuidelOrtho Corporation Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 27, 2022)
10.6(1)*	Form of Restricted Stock Unit Award Grant Notice
10.7(1)*	Form of Restricted Stock Unit Award Grant Notice (Performance-based)
10.8(1)*	Form of Restricted Stock Unit Award Grant Notice (Time-based)
10.9(1)*	Form of Restricted Stock Unit Award Grant Notice (Deferred)
10.10(1)*	Form of Notice of Grant of Nonqualified Stock Options and Option Agreement
10.11(1)*	Form of Phantom Stock Unit Award Grant Notice
10.12(1)	QuidelOrtho Corporation Amended and Restated 1983 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on May 27, 2022)
10.13(1)
Employment Agreement, dated January 16, 2009, between Quidel Corporation and Douglas C. Bryant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Quidel Corporation with the SEC on January 20, 2009)

10.14(1)
Employment Offer Letter, dated June 5, 2008, between Quidel Corporation and Robert J. Bujarski (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Quidel Corporation with the SEC on June 6, 2008)

10.15(1)
Employment Offer Letter, dated April 24, 2014, between Quidel Corporation and Werner Kroll (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2014 filed by Quidel Corporation with the SEC on July 24, 2014)

10.16(1)
Enhanced Minimum Severance Letter, dated June 30, 2020, between Ortho-Clinical Diagnostics, Inc. and Joseph M. Busky (incorporated by reference to Exhibit 10.19 to the Form S-1 filed by Ortho Clinical Diagnostics Holdings plc with the SEC on January 4, 2021)

10.17(1)	Severance Letter Agreement with Michael Iskra, dated May 2021 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Ortho Clinical Diagnostics Holdings plc with the SEC on May 25, 2021)
10.18(1)	Form of Retention/Loyalty Bonus Opportunity Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Ortho Clinical Diagnostics Holdings plc with the SEC on January 18, 2022)
10.19(1)
Amended and Restated Special Advisor Agreement, dated April 3, 2022, between Christopher Smith and QuidelOrtho Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Ortho Clinical Diagnostics Holdings plc with the SEC on April 7, 2022)

10.20(1)
Letter Agreement, dated April 3, 2022, between Ortho Clinical Diagnostics Holdings plc and Christopher Smith (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ortho Clinical Diagnostics Holdings plc with the SEC on April 7, 2022)

10.21(1)	Form of Integration and Retention Bonus Letter (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Quidel Corporation with the SEC on February 4, 2022)
10.22(1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on May 27, 2022)
10.23(1)	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on May 27, 2022)
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of QuidelOrtho Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL (included as Exhibit 101)
_________________________
+    Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
++    Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
(1)    Indicates a management plan or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2022	QUIDELORTHO CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial Officer)