Form 10-Q
period 2022-10-02
QuidelOrtho Corp
filed 2022-11-04
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 25, 2022, 66,045,358 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except par value)

	October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$212.2	$802.8
Marketable securities	51.8	25.7
Accounts receivable, net	416.6	378.0
Inventories	536.2	198.8
Prepaid expenses and other current assets	228.4	35.0
Total current assets	1,445.2	1,440.3
Property, plant and equipment, net	1,261.6	349.2
Marketable securities	20.3	37.9
Right-of-use assets	163.7	127.6
Goodwill	2,357.7	337.0
Intangible assets, net	3,223.9	98.7
Deferred tax asset	18.7	20.1
Other assets	164.4	19.6
Total assets	$8,655.5	$2,430.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241.8	$101.5
Accrued payroll and related expenses	115.5	40.4
Income tax payable	67.3	66.9
Current portion of borrowings	207.6	0.3
Other current liabilities	240.5	114.4
Total current liabilities	872.7	323.5
Operating lease liabilities	162.5	128.6
Long-term borrowings	2,482.0	0.4
Deferred tax liability	256.4	—
Other liabilities	86.6	48.5
Total liabilities	3,860.2	501.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at October 2, 2022 and January 2, 2022	—	—
Common stock, $0.001 par value per share; 126.2 and 97.5 shares authorized; 66.0 and 41.7 shares issued and outstanding at October 2, 2022 and January 2, 2022, respectively	—	—
Additional paid-in capital	2,772.2	279.8
Accumulated other comprehensive (loss) income	(144.5)	0.4
Retained earnings	2,167.6	1,649.2
Total stockholders’ equity	4,795.3	1,929.4
Total liabilities and stockholders’ equity	$8,655.5	$2,430.4

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Total revenues	$783.8	$509.8	$2,399.5	$1,061.7
Cost of sales, excluding amortization of intangibles	376.3	134.4	912.5	274.6
Selling, marketing and administrative	204.2	63.0	407.4	165.9
Research and development	65.6	23.7	126.2	69.6
Amortization of intangible assets	50.5	6.9	78.6	20.5
Acquisition and integration costs	26.4	—	109.6	1.8
Other operating expenses	4.0	—	8.0	—
Operating income	56.8	281.8	757.2	529.3
Interest expense, net	29.7	1.3	41.0	4.7
Loss on extinguishment of debt	—	—	24.0	—
Other income, net	(4.2)	(1.0)	(2.6)	(0.4)
Income before provision for income taxes	31.3	281.5	694.8	525.0
Provision for income taxes	12.1	65.8	176.4	112.1
Net income	$19.2	$215.7	$518.4	$412.9
Basic earnings per share	$0.29	$5.17	$9.67	$9.91
Diluted earnings per share	$0.28	$5.08	$9.56	$9.72
Weighted-average shares outstanding - basic	66.9	41.7	53.6	41.7
Weighted-average shares outstanding - diluted	67.5	42.5	54.2	42.5
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income	$19.2	$215.7	$518.4	$412.9
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(92.9)	(0.5)	(158.9)	(1.1)
Changes in unrealized losses from investments, net of tax	—	—	(0.6)	—
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains on derivative instruments	9.3	—	13.9	0.1
Reclassification of net realized (gains) losses on derivative instruments included in net income	(0.2)	0.4	0.7	2.3
Total change in unrealized gains (losses) from cash flow hedges, net of tax	9.1	0.4	14.6	2.4
Comprehensive (loss) income	$(64.6)	$215.6	$373.5	$414.2
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 2, 2022	41.7	$—	$279.8	$0.4	$1,649.2	$1,929.4
Issuance of common stock under equity compensation plans	0.2	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	6.2	—	—	6.2
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(6.8)	—	—	(6.8)
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	479.9	479.9
Balance at April 3, 2022	41.8	$—	285.6	0.2	2,129.1	2,414.9
Issuance of common stock under equity compensation plans	0.1	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	14.7	—	—	14.7
Issuance of shares in connection with the Combinations	25.1	—	2,495.4	—	—	2,495.4
Issuance of equity replacement awards in connection with the Combinations	—	—	36.1	—	—	36.1
Tax withholdings related to vesting of stock-based awards	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss, net of tax	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	—	19.3	19.3
Balance at July 3, 2022	67.0	$—	2,831.9	(60.7)	2,148.4	4,919.6
Issuance of common stock under equity compensation and benefit plans	—	—	2.6	—	—	2.6
Stock-based compensation expense	—	—	12.6	—	—	12.6
Tax withholdings related to vesting of stock-based awards	—	—	(0.6)	—	—	(0.6)
Repurchases of common stock	(1.0)	—	(74.3)	—	—	(74.3)
Other comprehensive loss, net of tax	—	—	—	(83.8)	—	(83.8)
Net income	—	—	—	—	19.2	19.2
Balance at October 2, 2022	66.0	$—	$2,772.2	$(144.5)	$2,167.6	$4,795.3
.

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 3, 2021	42.3	$—	$388.1	$(0.4)	$945.0	$1,332.7
Issuance of common stock under equity compensation plans	0.4	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	5.9	—	—	5.9
Tax withholdings related to vesting of stock-based awards	(0.2)	—	(33.9)	—	—	(33.9)
Other comprehensive income, net of tax	—	—	—	0.5	—	0.5
Net income	—	—	—	—	178.1	178.1
Balance at April 4, 2021	42.5	—	366.5	0.1	1,123.1	1,489.7
Issuance of common stock under equity compensation plans	0.1	—	0.5	—	—	0.5
Stock-based compensation expense	—	—	5.8	—	—	5.8
Tax withholdings related to vesting of stock-based awards	—	—	(1.5)	—	—	(1.5)
Repurchases of common stock	(1.0)	—	(103.4)	—	—	(103.4)
Other comprehensive income, net of tax	—	—	—	0.9	—	0.9
Net income	—	—	—	—	19.1	19.1
Balance at July 4, 2021	41.6	—	267.9	1.0	1,142.2	1,411.1
Issuance of common stock under equity compensation and benefit plans	—	—	2.4	—	—	2.4
Stock-based compensation expense	—	—	5.6	—	—	5.6
Tax withholdings related to vesting of stock-based awards	—	—	(0.6)	—	—	(0.6)
Repurchases of common stock	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	215.7	215.7
Balance at October 3, 2021	41.6	$—	$275.3	$0.8	$1,357.9	$1,634.0
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	October 2, 2022	October 3, 2021
OPERATING ACTIVITIES:
Net income	$518.4	$412.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.0	37.3
Stock-based compensation expense	36.6	18.7
Net change in operating lease right-of-use assets and liabilities	9.9	2.6
Payment of accreted interest on contingent and deferred consideration	(10.4)	(8.2)
Loss on extinguishment of debt	24.0	—
Unwind inventory fair value adjustment	46.6	—
Other non-cash, net	(3.7)	7.3
Changes in assets and liabilities:
Accounts receivable	181.6	161.5
Inventories	(97.9)	(83.3)
Prepaid expenses and other current and non-current assets	(41.3)	(15.2)
Accounts payable	9.2	(3.5)
Accrued payroll and related expenses	(3.6)	(3.9)
Income taxes payable	(9.2)	(67.7)
Other current and non-current liabilities	(111.3)	26.0
Net cash provided by operating activities	715.9	484.5
INVESTING ACTIVITIES
Acquisitions of property, equipment, investments and intangibles	(79.2)	(260.4)
Acquisition of businesses, net of cash and restricted cash acquired	(1,511.4)	—
Proceeds from government assistance allocated to fixed assets	15.8	36.9
Purchases of marketable securities	(49.4)	—
Proceeds from sale of marketable securities	39.3	—
Net cash used for investing activities	(1,584.9)	(223.5)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	5.2	7.3
Proceeds from long-term borrowings, net of debt issuance costs	2,734.5	—
Payments on long-term borrowings and extinguishment costs	(2,336.1)	(0.2)
Payments of tax withholdings related to vesting of stock-based awards	(8.0)	(36.0)
Repurchases of common stock	(74.3)	(103.5)
Principal payments of acquisition contingent consideration	(4.2)	(4.7)
Principal payments of deferred consideration	(33.4)	(35.1)
Net cash provided by (used for) financing activities	283.7	(172.2)
Effect of exchange rates on cash	(4.3)	(0.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(589.6)	88.5
Cash, cash equivalents and restricted cash at beginning of period	802.8	489.9
Cash, cash equivalents and restricted cash at end of period	$213.2	$578.4

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$17.4	$7.7
Transfer of instrument inventories to fixed assets	$48.6	$—
Reduction of other current liabilities upon issuance of restricted share units	$4.6	$2.0
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
On May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021 (the “BCA”), by and among Quidel Corporation (“Quidel”), Ortho Clinical Diagnostics Holdings plc (“Ortho”), QuidelOrtho™ Corporation (formerly, Coronado Topco, Inc.) (“QuidelOrtho” and collectively with its subsidiaries, the “Company”), Orca Holdco, Inc., Laguna Merger Sub, Inc. (“U.S. Merger Sub”), and Orca Holdco 2, Inc., Quidel and Ortho consummated a business combination (the “Combinations”) by way of (i) a scheme of arrangement undertaken by Ortho under Part 26 of the U.K. Companies Act 2006 (the “Ortho Scheme”), pursuant to which each issued and outstanding share of Ortho was acquired by a nominee of QuidelOrtho, such that Ortho became a wholly owned subsidiary of QuidelOrtho, and (ii) a merger of U.S. Merger Sub with and into Quidel, with Quidel surviving the merger as a wholly owned subsidiary of QuidelOrtho. The High Court of Justice of England and Wales (the “Court”) sanctioned the Ortho Scheme on May 26, 2022 and a sealed order of the Court was delivered to the Registrar of Companies at Companies House on May 27, 2022, satisfying the final condition to closing. The results of operations of Ortho have been included in the Company’s unaudited Consolidated Financial Statements from the date of acquisition. See Note 2 for further information regarding the Combinations.
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
The information at October 2, 2022, and for the three and nine months ended October 2, 2022 and October 3, 2021, is unaudited. For further information, refer to the Consolidated Financial Statements and notes thereto for the year ended January 2, 2022 included in Quidel’s 2021 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June, and September. For 2022 and 2021, the Company’s fiscal year will end or has ended on January 1, 2023 and January 2, 2022, respectively. For 2022 and 2021, the Company’s third quarter ended on October 2, 2022 and October 3, 2021, respectively. The three and nine-month periods ended October 2, 2022 and October 3, 2021 each included 13 and 26 weeks, respectively.
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

Reclassifications
Certain prior period amounts were reclassified to conform to the current period presentation, including the separate presentation of Amortization of intangible assets and Interest expense, net, the combination of Selling, marketing and administrative expense, and reclassification of Other current liabilities and Other liabilities, which did not change the reported amounts of Total current liabilities or Total liabilities. Cost of sales, excluding amortization of intangibles for the three and nine months ended October 3, 2021 excludes $1.9 million and $5.5 million, respectively, of intangibles amortization expense, formerly included in Cost of sales, which has been reclassified to Amortization of intangible assets. Selling, marketing and administrative expense for the three and nine months ended October 3, 2021 excludes $5.0 million and $15.0 million, respectively, of intangibles amortization expense, formerly included in Sales and marketing expense, which has been reclassified to Amortization of intangible assets. The reclassifications did not have an impact on net assets, Operating income, Net income, Basic or Diluted earnings per share, or cash flows.
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued guidance which was codified in Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the first quarter of 2022 with no material impact to the Company’s unaudited Consolidated Financial Statements.
Significant Accounting Policies
During the nine months ended October 2, 2022, there have been no changes to the Company’s significant accounting policies as described in Quidel’s 2021 Annual Report on Form 10-K, except for the addition of certain policies related to the Combinations, which are discussed below.
Business Combinations
The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including, but not limited to, an income approach and a market approach, such as the estimation of future cash flows of the acquired business and current selling prices of similar assets. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (“IPR&D”), and contingent payments, are measured based on the assumptions and estimations with regards to variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. When applicable, adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.
Defined Benefit Plans and Other Post-Employment Benefits
In connection with the Combinations, the Company assumed Ortho’s defined benefit plans in certain countries and a retiree healthcare reimbursement plan for certain U.S. employees. Defined benefit plans specify an amount of pension benefit that an employee will receive on retirement, usually dependent on factors such as age, years of service and compensation. The net obligation with respect to defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The net obligation is then determined with reference to the fair value of the plan assets (if any). The discount rate used is the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.

Government Assistance
In connection with the Combinations, the Company acquired a previously established agreement between Ortho and the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services, which provided funding for Ortho to build manufacturing space and production support equipment to increase COVID-19 assay production capacity, as well as to build a manufacturing facility to produce certain analyzers needed to support COVID-19 testing. Amounts received from BARDA under this grant are recorded as a reduction to the carrying value of the related assets. A portion of the grant is for purposes of reimbursement of certain general and administrative expenses related to the project, which will not be capitalized as part of the equipment constructed in connection with the project and will be recorded as a reduction to the related expense. The Company received $15.8 million during the nine months ended October 2, 2022, which was recorded as a reduction to the carrying value of the related assets.
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
The Combinations were completed for a total consideration of approximately $4.3 billion, which included the fair value of equity issued based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock. Former Ortho shareholders received $7.14 in cash and 0.1055 shares of QuidelOrtho common stock for each Ortho ordinary share. The total purchase consideration was calculated as follows (in millions, except value per share data and Ortho Exchange Ratio):

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

The components of the preliminary purchase price allocation on the closing date of the Combinations are as follows:

(In millions)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$234.5	$—	$234.5
Accounts receivable	240.6	—	240.6
Inventories	386.8	—	386.8
Property, plant and equipment	767.5	157.8	925.3
Goodwill	2,291.3	(190.7)	2,100.6
Intangible assets	3,133.0	95.0	3,228.0
Prepaid expenses and other assets	287.9	4.4	292.3
Total assets	7,341.6	66.5	7,408.1
Accounts payable	(135.0)	—	(135.0)
Accrued payroll and related expenses	(80.7)	(0.4)	(81.1)
Long-term borrowings, including current portion (1)	(2,268.4)	—	(2,268.4)
Deferred tax liability	(215.4)	(62.8)	(278.2)
Other current and non-current liabilities	(351.0)	(3.3)	(354.3)
Total liabilities	(3,050.5)	(66.5)	(3,117.0)
Total purchase consideration	$4,291.1	$—	$4,291.1
(1) Immediately following the closing of the Combinations, the Company repaid long-term borrowings assumed, which consisted of $1,608.4 million aggregate principal amount related to Ortho’s Dollar Term Loan and Euro Term Loan Facilities, $240.0 million aggregate principal amount of 7.375% Senior Notes due 2025 and $405.0 million aggregate principal amount of 7.250% Senior Notes due 2028. The 7.375% and 7.250% Senior Notes were fully discharged following the Combinations. The Company recorded a $23.5 million loss on extinguishment in connection with the Combinations, representing the difference between the reacquisition value, inclusive of $35.9 million of redemption premium, and the net carrying value of the extinguished debt.
The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and the Company’s estimates and assumptions are subject to change, including the valuation of inventory, property, plant and equipment, intangible assets, income taxes and legal contingencies, among other items, to reflect any additional information related to facts and circumstances that existed as of the closing date of the Combinations that, if known, would have affected the measurement of the amounts recognized as of that date. The Company is continuing to obtain and evaluate information relevant to the estimated future cash flows to value certain intangible assets, as well as replacement costs and relevant market transaction information to value acquired plant, property, and equipment. As a result, the preliminary related amounts presented above may change due to further measurement period adjustments. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the closing date of the Combinations. The measurement period adjustments in the three months ended October 2, 2022 primarily resulted from completing preliminary valuations of real estate and personal property, revised future cash flow estimates for certain intangible assets and income tax liabilities. The related impact to net earnings that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial to the unaudited Consolidated Financial Statements.
Inventories acquired included raw materials, work in progress and finished goods. Inventories were recorded at their estimated fair values. Inventories were valued at the estimated selling price less the estimated costs to be incurred to complete and sell the inventories, the associated margins on these activities and holding costs. A preliminary step-up in the value of inventory of $64.1 million was recorded in connection with the Combinations. The step-up value is being recorded in Cost of sales, excluding amortization of intangibles in the Consolidated Statements of Income as the inventory is sold to customers, and is expected to be fully recognized by the end of 2022. In the three and nine months ended October 2, 2022, $35.4 million and $46.6 million, respectively, of the fair value step-up of inventory was recognized in the unaudited Consolidated Statements of Income.

Goodwill represents the excess of the total purchase consideration over the estimated fair value of the net assets acquired, and is primarily attributable to synergies which are expected to expand the Company’s revenue profile and product diversity, as well as Ortho’s assembled workforce. Goodwill is not deductible for tax purposes. The preliminary assignment of goodwill by reportable segment as of the closing date of the Combinations is as follows (in millions):

North America	$1,170.2
EMEA	376.0
China	114.4
Other	440.0
$2,100.6
The following table sets forth the amounts assigned to the identifiable intangible assets acquired (in millions, except years):

Intangible Asset	Amortization Period	Fair Value of Assets Acquired
Customer relationships	20 years	$1,775.0
Developed technology	15 years	903.0
Trademarks	15 years	373.0
In-process research and development	Not amortized	177.0
		$3,228.0
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
For the three and nine months ended October 2, 2022, the Company incurred $1.1 million and $47.0 million, respectively, of transaction costs related to the Combinations, which primarily consisted of financial advisory, legal, accounting and valuation-related expenses. These expenses were recorded in Acquisition and integration costs in the unaudited Consolidated Statements of Income.
The following unaudited supplemental pro forma financial information shows the combined results of operations of the Company as if the Combinations had occurred on January 4, 2021, the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Pro forma total revenues	$783.8	$1,032.3	$3,184.7	$2,583.5
Pro forma net (loss) income	50.2	225.2	549.5	340.2
This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the Combinations been completed at the beginning of fiscal year 2021. In addition, the unaudited supplemental pro forma financial information is not a projection of the Company’s future results of operations, nor does it reflect the expected realization of any synergies or cost savings associated with the Combinations. The unaudited supplemental pro forma financial information includes adjustments for:
•Incremental intangible assets amortization expense to be incurred of $17.5 million, $10.2 million and $30.1 million in the nine months ended October 2, 2022 and the three and nine months ended October 3, 2021, respectively, based on the preliminary fair values of the identifiable intangible assets acquired;

•Incremental cost of sales related to the fair value step-up of inventory which is reflected by an adjustment to decrease expense by $35.4 million and $46.6 million in the three and nine months ended October 2, 2022, respectively, and an adjustment to increase expense by $64.1 million in the nine months ended October 3, 2021;
•Decreases in interest expense of $11.2 million, $7.5 million and $28.1 million in the nine months ended October 2, 2022 and the three and nine months ended October 3, 2021, respectively, associated with the issuance of debt to finance the Combinations and to repay Ortho’s then-outstanding indebtedness, including the net impact of the removal of the amortization of the discount on Ortho’s indebtedness and the change in amortization of deferred financing fees;
•The removal of $50.3 million of loss on extinguishment of debt from Ortho’s financial results for the nine months ended October 3, 2021 and the reclassification of $24.0 million of loss on extinguishment of debt incurred during the nine months ended October 2, 2022 to the nine months ended October 3, 2021;
•The reclassification of $12.8 million of expense related to the accelerated vesting of certain stock awards of Ortho’s former Chief Executive Officer from the nine months ended October 2, 2022 to the nine months ended October 3, 2021; and
•Tax impacts related to the above adjustments.
From the closing date of the Combinations through October 2, 2022, the acquired results of operations of Ortho contributed total revenues of $700.4 million and net loss of $63.6 million to the Company’s consolidated results, which included amortization of acquired intangible assets of $57.7 million and recognition in Cost of sales, excluding amortization of intangibles of the fair value step-up of inventory of $46.6 million.
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
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic weighted-average shares of common stock outstanding	66.9	41.7	53.6	41.7
Dilutive potential shares issuable from stock options and unvested RSUs	0.6	0.8	0.6	0.8
Diluted weighted-average shares of common stock outstanding	67.5	42.5	54.2	42.5
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1.6	0.2	1.5	0.1
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 4. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (a “contract asset”). Contract assets are included within Prepaid expenses and other current assets or Other assets in the Company’s unaudited Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s unaudited Consolidated Balance Sheets as of October 2, 2022 was $54.6 million and was included in Prepaid expenses and other current assets.
The contract asset balance as of October 2, 2022 consists of the following components, all of which relate to agreements acquired by the Company in connection with the Combinations; therefore, no balance existed at January 2, 2022:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $8.5 million;

•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $41.5 million as of October 2, 2022 and was recorded in Prepaid expenses and other current assets; and
•one of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured. The balance of the contract asset related to this arrangement was $4.6 million as of October 2, 2022.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and nine months ended October 2, 2022.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $32.5 million as of October 2, 2022, and $1.9 million as of January 2, 2022. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $9.7 million as of October 2, 2022 and was included in Other liabilities in the unaudited Consolidated Balance Sheets.
Grifols / Novartis Vaccines and Diagnostics, Inc.
In connection with the Combinations, the Company acquired the ongoing collaboration arrangement (the “Joint Business”) between Ortho and Grifols Diagnostic Solutions, Inc. (“Grifols”), under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $7.9 million and $13.5 million during the three and nine months ended October 2, 2022, respectively. This included the Company’s portion of the pre-tax net profit of $5.2 million and $8.8 million during the three and nine months ended October 2, 2022, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the unaudited Consolidated Statements of Income. The Company’s portion of the pre-tax net profit also included revenue of $2.7 million and $4.7 million from collaboration and royalty agreements during the three and nine months ended October 2, 2022, respectively, which is presented on a net basis within Total revenues.
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

The following table summarizes Total revenues by business unit for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Labs	$334.8	$11.4	$505.5	$32.7
Transfusion Medicine	163.1	—	231.3	—
Point-of-Care	270.5	443.6	1,580.6	879.4
Molecular Diagnostics	15.4	54.8	82.1	149.6
Total revenues	$783.8	$509.8	$2,399.5	$1,061.7
Concentration of Revenue and Credit Risk
The Company had sales to individual customers in excess of 10% of Total revenues as follows:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Customer:
A	27%	—%
B	10%	27%
C	7%	11%
D	4%	10%
	48%	48%
As of October 2, 2022 and January 2, 2022, customers with balances due in excess of 10% of Accounts receivable, net totaled $162.9 million and $267.3 million, respectively. For the nine months ended October 2, 2022 and October 3, 2021, sales of COVID-19 products accounted for 54% and 71% of Total revenues, respectively. For the nine months ended October 2, 2022 and October 3, 2021, sales of influenza products accounted for 7% and 3% of Total revenues, respectively.
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
Total revenues by reportable segment are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
North America	$517.6	$466.8	$1,917.3	$902.2
EMEA	73.7	14.8	131.0	53.8
China	80.8	12.1	163.1	46.8
Other	111.7	16.1	188.1	58.9
Total revenues	$783.8	$509.8	$2,399.5	$1,061.7

Beginning in the second quarter of 2022, in connection with the Combinations, the basis by which the Company measures segment profit or loss changed to Adjusted EBITDA in order to manage the Company’s business to better align with the market dynamics of the specific geographic regions in which the Company operates. Prior periods have been revised to align with the current period presentation.
The following table sets forth Adjusted EBITDA by segment and the reconciliations to Income before provision for income taxes for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
North America	$326.3	$370.4	$1,356.2	$745.2
EMEA	17.2	4.5	33.5	22.8
China	44.9	4.7	83.6	20.1
Other	29.8	7.6	63.9	35.7
Total segment Adjusted EBITDA	418.2	387.2	1,537.2	823.8
Corporate (1)	(191.4)	(91.9)	(451.3)	(253.2)
Depreciation and amortization	(104.2)	(12.7)	(167.0)	(37.3)
Interest expense, net	(29.7)	(1.3)	(41.0)	(4.7)
Acquisition and integration costs	(26.4)	—	(109.6)	(1.8)
Loss on extinguishment of debt	—	—	(24.0)	—
Unwind inventory fair value adjustment	(35.4)	—	(46.6)	—
Amortization of deferred cloud computing implementation costs	(1.6)	(1.0)	(3.9)	(2.9)
Derivative mark-to-market gain	3.4	—	4.4	—
Gain (loss) on investments	—	1.2	(0.8)	1.2
Employee compensation charges and other costs	(1.3)	—	(1.8)	—
EU medical device regulation transition costs (2)	(0.6)	—	(1.0)	—
Tax indemnification income	0.3	—	0.3	—
Change in fair value of acquisition contingencies	—	—	(0.1)	(0.1)
Income before provision for income taxes	$31.3	$281.5	$694.8	$525.0
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
(2) Represents incremental consulting costs and research and development (“R&D”) manufacturing site costs to align compliance of Ortho’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022 onwards.
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

For the three months ended October 2, 2022 and October 3, 2021, the Company recognized a Provision for income taxes of $12.1 million and $65.8 million, respectively, in relation to Income before provision for income taxes of $31.3 million and $281.5 million, respectively, resulting in effective tax rates of 39% and 23%, respectively. As compared to the federal statutory rate of 21%, the effective tax rates in both periods were impacted primarily by income taxes owed in certain U.S. states. For the three months ended October 2, 2022, the effective tax rate was also impacted by operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended October 3, 2021, the effective tax rate was impacted primarily by income taxes owed in U.S. states, partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation, which were immaterial to the effective tax rate in the three months ended October 2, 2022.
For the nine months ended October 2, 2022 and October 3, 2021, the Company recognized a Provision for income taxes of $176.4 million and $112.1 million, respectively, in relation to Income before provision for income taxes of $694.8 million and $525.0 million, respectively, resulting in effective tax rates of 25% and 21%, respectively. As compared to the federal statutory rate of 21%, the effective tax rates in both periods were impacted primarily by income taxes owed in certain U.S. states. For the nine months ended October 3, 2021, the effective tax rate was partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation, which were immaterial to the effective tax rate in the nine months ended October 2, 2022.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2012 and onwards are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and onwards are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
The balance of unrecognized tax benefits at October 2, 2022, not including interest and penalties, was $45.2 million, of which $32.9 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At October 2, 2022, the Company had approximately $8.8 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $3.0 million.
Note 7. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	October 2, 2022	January 2, 2022
Cash and cash equivalents	$212.2	$802.8
Restricted cash included in Other assets	1.0	—
Cash, cash equivalents and restricted cash	$213.2	$802.8
Marketable Securities
The following table is a summary of marketable securities:

	October 2, 2022			January 2, 2022
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	40.4	$(0.6)	$39.8	$22.3	$—	$22.3
Corporate asset-backed securities	10.0	—	10.0	3.4	—	3.4
U.S. government securities	2.0	—	2.0	—	—	—
Total marketable securities, current	52.4	(0.6)	51.8	25.7	—	25.7
Corporate bonds, non-current	13.8	(0.1)	13.7	26.8	(0.1)	26.7
Corporate asset-backed securities, non-current	4.8	(0.1)	4.7	11.2	—	11.2
Foreign and other	1.9	—	1.9	—	—	—
Total marketable securities	$72.9	$(0.8)	$72.1	$63.7	$(0.1)	$63.6

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	October 2, 2022	January 2, 2022
Accounts receivable	$489.5	$430.4
Allowance for contract rebates and discounts	(61.9)	(50.7)
Allowance for doubtful accounts	(11.0)	(1.7)
Total accounts receivable, net	$416.6	$378.0
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	October 2, 2022	January 2, 2022
Raw materials	$189.5	$103.2
Work-in-process (materials, labor and overhead)	83.2	36.1
Finished goods (materials, labor and overhead)	302.1	59.5
Total inventories	$574.8	$198.8

Inventories	$536.2	$198.8
Other assets (1)	38.6	—
Total inventories	$574.8	$198.8
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In millions)	October 2, 2022	January 2, 2022
Other receivables	$37.2	$15.8
Contract assets	54.6	—
Prepaid expenses	70.8	14.6
Income taxes and other tax receivables	48.7	—
Derivatives	15.8	0.1
Other	1.3	4.5
Total prepaid expenses and other current assets	$228.4	$35.0

Other Current Liabilities
Other current liabilities consist of the following:

(In millions)	October 2, 2022	January 2, 2022
Accrued commissions and rebates	$41.4	$15.9
Deferred consideration	38.7	41.9
Deferred revenue	32.5	1.9
Operating lease liabilities	22.7	10.0
Accrued other taxes payable	14.7	10.2
Derivatives	9.3	0.3
Contingent consideration	0.1	6.0
Payables under transition services agreements	—	10.9
Other	81.1	17.3
Total other current liabilities	$240.5	$114.4
Note 8. Long-term Borrowings
The components of borrowings were as follows:

(In millions)	October 2, 2022	January 2, 2022
Term Loan	$2,698.4	$—
Revolving Credit Facility	—	—
Financing lease obligation	0.9	0.7
Other long-term borrowings	1.5	—
Unamortized deferred financing costs	(11.2)	—
Total borrowings	2,689.6	0.7
Less: current portion	(207.6)	(0.3)
Long-term borrowings	$2,482.0	$0.4
On May 27, 2022, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender (“Bank of America”), and the other lenders and L/C issuers party thereto (together with Bank of America, the “Lenders”). Pursuant to the Credit Agreement and in connection with the consummation of the Combinations, the Lenders provided the Company with a $2,750.0 million senior secured term loan facility (the “Term Loan”) and a $750.0 million revolving credit facility (the “Revolving Credit Facility” and with the Term Loan, the “Financing”). Effective August 4, 2022, pursuant to the Increase Joinder No. 1 to the Credit Agreement, the Revolving Credit Facility increased by $50.0 million to $800.0 million. The Financing is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate per annum equal to the Term SOFR or Base Rate plus the Applicable Rate (each as defined in the Credit Agreement). As of October 2, 2022, letters of credit issued under the Revolving Credit Facility totaled $18.2 million, which reduced the available amount under the Revolving Credit Facility to $781.8 million. In connection with the Credit Agreement, the Company incurred $15.4 million of debt issuance costs, of which $11.9 million was related to the Term Loan and $3.5 million was related to the Revolving Credit Facility. Debt issuance costs related to the issuance of the Term Loan were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of Interest expense, net over the life of the Term Loan. Debt issuance costs related to the Revolving Credit Facility were recorded as Other assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility.

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
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the first four fiscal quarters ending after the closing date of the Credit Agreement (the “Initial Measurement Period”), (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of October 2, 2022.
The Credit Agreement was entered into in connection with the Combinations in order to fund a portion of the cash portion of the purchase price as well as to repay substantially all of Ortho’s then-outstanding indebtedness. See Note 2 for more information regarding the Combinations. In connection with the closing of the Combinations, Quidel terminated its previous $175.0 million revolving credit facility and related credit agreement on May 27, 2022, which did not have an outstanding balance.
The following table provides the detailed amounts within Interest expense, net for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Term Loan	$27.9	$—	$36.3	$—
Revolving Credit Facility	0.6	0.1	1.0	0.2
Amortization of deferred financing costs	0.9	0.1	1.2	0.3
Derivative instruments and other	0.6	1.1	3.5	4.4
Interest income	(0.3)	—	(1.0)	(0.2)
Interest expense, net	$29.7	$1.3	$41.0	$4.7
Note 9. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the nine months ended October 2, 2022 is as follows:

(In millions, except price data)	Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 2, 2022	0.7	$62.71
Granted	0.2	100.45
Stock options assumed in the Combinations	1.2	96.10
Exercised	(0.1)	41.39
Outstanding at October 2, 2022	2.0	$86.17

A summary of the status of RSU activity for the nine months ended October 2, 2022 is as follows:

(In millions, except price data)	Shares	Weighted-Average Grant Date Fair Value
Non-vested January 2, 2022	0.6	$95.81
Granted	0.7	97.52
Vested	(0.2)	85.18
Forfeited	(0.1)	104.18
Non-vested at October 2, 2022	1.0	$99.02
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying unaudited Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of sales	$0.8	$0.9	$2.0	$2.1
Research and development	1.3	1.4	3.8	3.3
Sales, marketing and administrative	7.2	4.7	20.5	13.3
Acquisition and integration costs	6.9	—	24.2	—
Total stock-based compensation expense	$16.2	$7.0	$50.5	$18.7
The table above includes $3.0 million and $13.9 million of compensation expense related to liability-classified awards for the three and nine months ended October 2, 2022, respectively, which have been or are expected to be settled in cash. These awards represent the $7.14 per share cash settled portion of the replacement awards issued in connection with the Combinations. As of October 2, 2022, total unrecognized compensation expense was $105.8 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants, including grants related to options assumed in the Combinations presented separately:

	Assumed on	Nine Months Ended
	May 27, 2022 (1)	October 2, 2022	October 3, 2021
Risk-free interest rate	2.28%	1.99%	0.48%
Expected option life (in years)	1.78	4.89	4.99
Volatility rate	64%	58%	54%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value	$40.57	$50.86	$106.55
(1) The replacement stock options granted to Ortho option holders on the closing date of the Combinations were issued consistent with the vesting conditions of the replaced award. The fair value on the closing date of the Combinations attributed to post-combination service, adjusted for estimated forfeitures, is recognized as expensed on a straight-line basis over the remaining vesting period. The fair value of the replacement stock options were valued utilizing the Black-Scholes option valuation model.
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the nine months ended October 2, 2022 and October 3, 2021 was $97.52 and $200.05, respectively.

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
Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	October 2, 2022				January 2, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.4	$2.2	$—	$2.6	$204.7	$6.6	$—	$211.3
Marketable securities	—	72.1	—	72.1	—	63.6	—	63.6
Derivative assets	—	37.4	—	37.4	—	0.1	—	0.1
Total assets measured at fair value	$0.4	$111.7	$—	$112.1	$204.7	$70.3	$—	$275.0
Liabilities:
Derivative liabilities	$—	$9.3	$—	$9.3	$—	$0.3	$—	$0.3
Contingent consideration	—	—	0.1	0.1	—	—	6.1	6.1
Deferred consideration	—	38.7	—	38.7	—	78.4	—	78.4
Total liabilities measured at fair value	$—	$48.0	$0.1	$48.1	$—	$78.7	$6.1	$84.8
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended October 2, 2022 and the year ended January 2, 2022.
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
In connection with the acquisition of the B-type Natriuretic Peptide (“BNP”) assay business run on Beckman Coulter analyzers (“BNP Business”) from Alere Inc., the Company will pay annual installments of up to $48.0 million each year through April 2023. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are significant assumptions that are not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement.

Changes in estimated fair value of contingent consideration liabilities from January 2, 2022 through October 2, 2022 were as follows:

(In millions)	Contingent Consideration Liabilities (Level 3 Measurement)
Balance at January 2, 2022	$6.1
Cash payments	(6.0)
Balance at October 2, 2022	$0.1
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,681.6 million at October 2, 2022, compared to the carrying amount, excluding debt issuance costs, of $2,698.4 million. The estimate of fair value is generally based upon the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
The Company designates certain interest rate derivative instruments as cash flow hedges, including the outstanding interest rate swap. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive (loss) income (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized gain of $10.4 million within OCI as of October 2, 2022 is expected to be reclassified to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of October 2, 2022:

Instrument	Notional Amount (1) (In millions)	Description	Hedge Designation	Effective Date	Expiration Date
Interest rate cap	$1,000.0	Interest rate cap amount of 3.428%	Non-designated	May 29, 2022	December 31, 2023
Interest rate swap	$1,000.0	Pay 1.58% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	May 29, 2022	December 31, 2023
(1) The notional value of these instruments is expected to be $500.0 million in 2023.
Subsequent to October 2, 2022, the Company entered into interest rate swap contracts, commencing on December 30, 2022, with a total notional value of $1.3 billion through December 29, 2023 and $1.8 billion subsequently, to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. The following table summarizes these interest rate derivative agreements:

Notional Amount (In millions)	Description	Hedge Designation	Effective Date	Expiration Date
$397.2	Pay 3.765% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
144.4	Pay 3.7725% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
216.7	Pay 3.7675% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
288.9	Pay 3.7575% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
252.8	Pay 3.7725% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
Additionally, subsequent to October 2, 2022, the Company amended the termination date for the interest rate cap to December 30, 2022.
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts and may use option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Singapore Dollar, Swiss Franc and the Thai Baht.
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized income of $4.6 million within OCI as of October 2, 2022 is expected to be reclassified to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other income, net.
The following table provides details of the currency hedging instruments outstanding as of October 2, 2022:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$125.1	Cash Flow Hedge
Foreign currency forward contracts	543.8	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within accumulated other comprehensive (loss) income (“AOCI”) for the three and nine months ended October 2, 2022:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Income	Amount of Loss (Gain) Reclassified From AOCI Into Income
Three Months Ended October 2, 2022
Foreign currency forward contracts (sales)	$(2.6)	Total revenues	$(0.7)
Foreign currency forward contracts (purchases)	(0.6)	Cost of sales, excluding amortization of intangibles	(0.1)
Interest rate derivatives	(7.9)	Interest expense, net	0.4

Nine Months Ended October 2, 2022
Foreign currency forward contracts (sales)	$(5.0)	Total revenues	$(0.9)
Foreign currency forward contracts (purchases)	(0.8)	Cost of sales, excluding amortization of intangibles	(0.1)
Interest rate derivatives	(11.0)	Interest expense, net	1.7
Gains and losses from designated derivative and non-derivative instruments within AOCI for the three and nine months ended October 3, 2021 were not material.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of October 2, 2022 and January 2, 2022:

(In millions)	October 2, 2022	January 2, 2022
Designated cash flow hedges
Interest rate derivatives:
Other assets	$18.4	$—
Foreign currency forward contracts:
Prepaid expenses and other current assets	7.9	0.1
Other current liabilities	4.0	0.2

Non-designated hedging instruments
Interest rate derivatives:
Other assets	3.2	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	7.9	—
Other current liabilities	5.3	0.1

Note 13. Related Party Transactions
Quotient Limited
As a result of the consummation of the Combinations, the Company acquired Ortho’s Letter Agreement (the “Letter Agreement”), entered into in September 2020, with Quotient Limited (“Quotient”), in which Ortho partnered with Quotient to commercialize, when approved, the next generation product in immunohematology (“IH”), a transfusion diagnostic patient IH microarray intended for use with Quotient’s MosaiQ instruments (the “IH3 Microarray”) that enables a high level of multiplexing and addresses the ultra-high throughput market. Under the Letter Agreement, Ortho will have the right to distribute, market and sell the IH3 Microarrays in the European Economic Area, the U.K. and Switzerland (collectively, the “European Territory”) and the U.S., solely for use in testing the immunohematological profile of the blood of medical patients in the course of their care or treatment. Quotient retains the right to distribute, market and sell the IH3 Microarrays for use in blood donor testing worldwide and in the patient testing market outside of the European Territory and the U.S. Ortho’s rights with respect to the IH3 Microarray are exclusive so long as Ortho satisfies its obligation to meet annual minimum purchase volume requirements in each territory. Under the Letter Agreement, Ortho also has the non-exclusive right to sell and distribute MosaiQ instruments in the U.S. and the European Territory for use in testing the immunohematological profile of blood of medical patients in the course of their care or treatment.
Under the Letter Agreement, Ortho is also required to purchase the IH3 Microarrays, and the instruments, controls and reagents required for their use, only from Quotient at specified prices. Ortho is also required to make milestone payments to Quotient as specified milestones and benchmarks are achieved. Ortho will be obligated to pay up to $60 million in milestone payments to Quotient upon its achievement of certain regulatory milestones and the achievement by Ortho of commercial sales benchmarks related to MosaiQ, including a milestone payment of up to $25 million upon the achievement by Ortho of certain cumulative gross revenue hurdles. The Company did not make such payments during the three and nine months ended October 2, 2022 and does not anticipate making any such payments for the remainder of fiscal year 2022.
Due to the Company’s equity method investment held in Quotient, the Company concluded that Quotient is a related party of the Company. Under a separate supply agreement between Ortho and Quotient, which was also acquired by the Company as a result of the consummation of the Combinations, the Company purchased inventories from a subsidiary of Quotient amounting to $4.6 million and $6.7 million during the three and nine months ended October 2, 2022, respectively. As of October 2, 2022, Accounts payable included amounts related to purchases from the Quotient subsidiary of $2.7 million.
Note 14. Accumulated Other Comprehensive (Loss) Income
The balance of AOCI, net of tax, was as follows for the three and nine months ended October 2, 2022:

	Three Months Ended October 2, 2022				Nine Months Ended October 2, 2022
(In millions)	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$5.5	$(0.7)	$(65.5)	$(60.7)	$—	$(0.1)	$0.5	$0.4
Current period deferrals	9.3	—	(92.9)	(83.6)	13.9	(0.6)	(158.9)	(145.6)
Amounts reclassified to net income	(0.2)	—	—	(0.2)	0.7	—	—	0.7
Net change	9.1	—	(92.9)	(83.8)	14.6	(0.6)	(158.9)	(144.9)
Ending balance	$14.6	$(0.7)	$(158.4)	$(144.5)	$14.6	$(0.7)	$(158.4)	$(144.5)
Amounts related to the prior year periods were not material for the three and nine months ended October 3, 2021.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q (the “Quarterly Report”), all references to “the Company,” “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our expected results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words are intended to identify forward-looking statements. Our business is subject to a number of risks, including those discussed under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, that could cause actual results to differ materially from those indicated or expressed by the forward-looking statements made herein and such statements presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Except as required by law, we assume no, and hereby disclaim any, obligation to update any forward-looking statements.
The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report and the “Risk Factors” in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.
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
We currently sell our products directly to end users through a direct sales force and a network of distributors for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies, wellness screening centers, blood banks and donor centers, as well as for individual, non-professional, over-the-counter (“OTC”) use. We reached significant new markets with the introduction of our QuickVue® At-Home OTC COVID-19 test for at-home consumer use, school testing, health departments and many other locations.
For the nine months ended October 2, 2022, Total revenues increased by 126% to $2,399.5 million as compared to the same period in the prior year. Currency exchange rates had an unfavorable impact of 400 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products. For the nine months ended October 2, 2022 and October 3, 2021, sales of our COVID-19 products accounted for approximately 54% and 71% of our Total revenues, respectively. For the nine months ended October 2, 2022 and October 3, 2021, sales of our influenza products accounted for 7% and 3% of our Total revenues, respectively. Approximately 48% of our Total revenues for each of the nine months ended October 2, 2022 and October 3, 2021 were related to sales to our four largest customers.

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
Commencing from the closing date of the Combinations, our financial statements include the assets, liabilities, operating results and cash flows of Ortho. The revenues related to Ortho are included in the Labs and Transfusion Medicine business units and the results of operations are included within each of our reportable segments, as described in Note 5 to the unaudited Consolidated Financial Statements. For further information regarding the Combinations, see Note 2 to the unaudited Consolidated Financial Statements.
Impact of the COVID-19 Pandemic
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
SARS-CoV-2 Diagnostic Products
As a leader in Point-of-Care diagnostics and with established expertise in respiratory infectious disease products, we were and remain well-positioned to respond to the COVID-19 pandemic. We have and continue to work closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we developed molecular and antigen products to diagnose the SARS-CoV-2 virus. We also committed significant resources toward the expansion of our production capacity to manufacture and supply these products. We have experienced significant volatility in demand for these products since their launch, with periods of significant demand and periods where we experienced dramatic decreases in demand. At the same time, we also have observed fluctuating demand for certain of our other diagnostic products. Demand for our products to identify the SARS-CoV-2 virus has fluctuated in line with a range of factors, including the prevalence of the SARS-CoV-2 virus and its variants, the supply of COVID-19 tests generally, the purchasing activity of government entities, and the dissemination and effectiveness of vaccinations. The extent to which COVID-19 will continue to impact demand for our products depends on these and future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of COVID-19, regulatory changes in any of the markets in which we serve, the impact of new SARS-CoV-2 variants and actions to contain and treat their impact.
Operations and Employee Safety
As a result of the COVID-19 pandemic, we have implemented steps to protect our employees. Our office-based work sites in the U.S. are subject to operating restrictions consistent with applicable health guidelines.
We have been able to maintain our operations without significant interruption and have been able to develop and quickly scale manufacturing capacity for new products related to the COVID-19 pandemic. However, pandemic-related lockdowns and other responses to the pandemic in a number of countries have adversely impacted, and for some continue to adversely impact, our business operations in those countries. For example, lockdowns in China have impacted, and continue to impact, business operations in that country. The adverse impacts of these measures were not material to our results of operations for the nine months ended October 2, 2022. We continue to monitor potential further impacts from these measures and the other issues noted above regarding our business.

Supply Chains
As a result of the COVID-19 pandemic, and other economic and geopolitical conditions, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility and changes in monetary policy, we have seen shortages and delays in receiving certain raw materials and other components for our products and experienced logistics and distribution challenges, as well as challenges in labor availability, all of which have affected our ability to fulfill customer orders, including instrument placements, on a timely basis. Supply chain, production, logistics and distribution challenges, including shortages of components, cost inflation, shipping delays, labor availability constraints and rising labor costs, have impacted, and we expect will continue for some period of time to impact, our results of operations. Some of our products are available from a limited number of sources. In response, we have increased our safety stock of certain critical components as well as certain finished goods. In addition, we are continuously evaluating our supply chain for potential gaps and continue to take other steps intended to help address continuity, such as identifying additional sources for key raw materials and components.
We continue to monitor these developments, as well as other international developments, including the Russia-Ukraine conflict and localization efforts, and the impact of such factors on our business. We cannot currently predict the frequency, duration or scope of these supply, production, logistics, distribution and labor disruptions and challenges. However, we continue to proactively work with our suppliers, manufacturers, distributors, industry partners and government agencies to address these challenges in our efforts to meet the needs of our customers. Despite our mitigation efforts, such interruptions and challenges have and could further materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such challenges.
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
Demand for our COVID-19 testing products declined in the third quarter of 2022 compared to both the second quarter of 2022 and the third quarter of 2021, which may indicate the beginning of a transition to an endemic environment. For the remainder of the year, we expect demand for our COVID-19 testing products to fluctuate and pricing pressures to continue as a result of a number of factors, including increased supply, emergence and spread of new variants, effectiveness of global containment efforts and other mitigation efforts. However, in light of our experience to date with the virus and the emergence and impact of new variants, we believe some level of COVID-19 testing may continue for some period of time, even as communities return to more normal practices. We would expect any such normalized demand to continue to experience fluctuations, which may be significant. With respect to our core products, excluding COVID-19 tests, we anticipate revenue growth for the remainder of 2022, though demand for our influenza tests may continue to fluctuate based on a number of factors, including the severity of the flu season.
Because our business environment is highly competitive, our long-term growth and profitability will depend in part on our ability to retain and grow our current customers and attract new customers through developing and delivering new and improved products and services that meet our customers’ needs and expectations, including with respect to product performance, product offerings, cost, automation and other work-flow efficiency. As a result, we expect to continue to maintain our emphasis on R&D investments for longer term growth, including for our next generation platforms and assays, as well as additional assays to be launched on our current platforms. In addition, we expect to continue to evaluate strategic opportunities to expand our product lines and services, production capabilities, technologies and geographic footprint and address other business challenges and opportunities.
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
The following table compares Total revenues by business unit for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Labs	$334.8	$11.4	2,837%	$505.5	$32.7	1,446%
Transfusion Medicine	163.1	—	N/A	231.3	—	N/A
Point-of-Care	270.5	443.6	(39)%	1,580.6	879.4	80%
Molecular Diagnostics	15.4	54.8	(72)%	82.1	149.6	(45)%
Total revenues	$783.8	$509.8	54%	$2,399.5	$1,061.7	126%
For the three months ended October 2, 2022, Total revenues increased to $783.8 million from $509.8 million for the same period in the prior year. The increases in Labs and Transfusion Medicine were primarily related to new revenues from the Combinations. The decrease in our Point-of-Care business line was driven primarily by lower demand for SARS assays, as well as $14.7 million lower BNP sales due to the transition of the BNP Business to Beckman Coulter, Inc. (“Beckman”). The decrease in revenues related to the transition of the BNP Business did not materially impact our gross profit and is not expected to materially impact future quarterly revenues, as the transition of the BNP Business has annualized. Molecular Diagnostics sales decreased by $39.4 million, driven by decreased pricing and demand for the Lyra® SARS Antigen assay. Currency exchange rate had an unfavorable impact of 400 basis points on the growth rate for the quarter ended October 2, 2022.
For the nine months ended October 2, 2022, Total revenues increased to $2,399.5 million from $1,061.7 million for the same period in the prior year. The increases in Labs and Transfusion Medicine were primarily related to new revenues from the Combinations. The Point-of-Care business line was the largest contributor to revenue growth, driven primarily by an increase of $894.7 million in sales of QuickVue SARS Antigen assays, partially offset by lower sales of Sofia® assays and $45.1 million lower BNP sales due to the transition of the BNP Business to Beckman. The decrease in revenues related to the transition of the BNP Business did not materially impact our gross profit. Molecular Diagnostics sales decreased by $67.5 million, driven primarily by decreased pricing and demand for the Lyra SARS Antigen assay. Currency exchange rate had an unfavorable impact of approximately 300 basis points on the growth rate for the nine months ended October 2, 2022.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, increased to $376.3 million, or 48.0% of Total revenues, for the three months ended October 2, 2022, compared to $134.4 million, or 26.4% of revenue, for the three months ended October 3, 2021. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by new product sales in Labs and Transfusion Medicine business units as a result of the Combinations, partially offset by lower sales of QuickVue SARS Antigen assays. We also recorded $35.4 million of expense related to the unwind of the inventory fair value adjustment related to the Combinations during the three months ended October 2, 2022 .

Cost of sales, excluding amortization of intangible assets, increased to $912.5 million, or 38.0% of Total revenues, for the nine months ended October 2, 2022, compared to $274.6 million, or 25.9% of revenue, for the nine months ended October 3, 2021. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by a large increase in sales of QuickVue SARS Antigen assays in 2022, as well as new product sales in Labs and Transfusion Medicine business units as a result of the Combinations. We also recorded $46.6 million of expense related to the unwind of the inventory fair value adjustment related to the Combinations during the nine months ended October 2, 2022. There were also increases in supply chain and other indirect manufacturing costs, which were only partially offset by increased absorption driven by higher production volumes.
Operating Expenses
The following table summarizes operating expenses for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended				Nine Months Ended
(dollars in millions)	October 2, 2022	% of Total Revenues	October 3, 2021	% of Total Revenues	October 2, 2022	% of Total Revenues	October 3, 2021	% of Total Revenues
Selling, marketing and administrative	$204.2	26.1%	$63.0	12.4%	$407.4	17.0%	$165.9	15.6%
Research and development	65.6	8.4%	23.7	4.6%	126.2	5.3%	69.6	6.6%
Amortization of intangible assets	50.5	6.4%	6.9	1.4%	78.6	3.3%	20.5	1.9%
Acquisition and integration costs	26.4	3.4%	—	—%	109.6	4.6%	1.8	0.2%
Other operating expense, net	4.0	0.5%	—	—%	8.0	0.3%	—	—%
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended October 2, 2022 increased by $141.2 million, or 224.1%, to $204.2 million from $63.0 million for the same period in the prior year, primarily due to the Combinations which contributed $137.5 million in increased expense.
Selling, marketing and administrative expenses for the nine months ended October 2, 2022 increased by $241.5 million, or 145.6%, to $407.4 million from $165.9 million for the same period in the prior year, driven primarily by the Combinations which contributed $183.3 million in increased expense, higher freight expense due to higher sales volume and expedited shipping, higher product promotional spend associated with the launch of the QuickVue At-Home OTC COVID-19 test, higher professional fees and increased employee-related costs.
Research and Development Expense
Research and development expense for the three months ended October 2, 2022 increased by $41.9 million, or 176.8%, to $65.6 million from $23.7 million for the same period in the prior year, primarily due to the Combinations which contributed $32.6 million in increased expense, as well as increased costs related to the Savanna® development, QuickVue OTC assays and Sofia projects.
Research and development expense for the nine months ended October 2, 2022 increased by $56.6 million, or 81.3%, to $126.2 million from $69.6 million for the same period in the prior year, primarily due to the Combinations which contributed $46.0 million in increased expense, as well as increased costs related to QuickVue OTC assays and Sofia projects and higher clinical trials spending.
Research and development expense includes direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for R&D personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended October 2, 2022 and October 3, 2021 was $50.5 million and $6.9 million, respectively. Amortization of intangible assets for the nine months ended October 2, 2022 and October 3, 2021 was $78.6 million and $20.5 million, respectively. The increases in amortization expense in the three and nine months ended October 2, 2022 compared to the prior year periods were primarily due to the Combinations.

Acquisition and Integration Costs
Acquisition and integration costs were $26.4 million and zero for the three months ended October 2, 2022 and October 3, 2021, respectively, and primarily due to integration-related costs attributable to the Combinations. Acquisition and integration costs were $109.6 million and $1.8 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. Costs in the current year period were primarily due to transaction and integration-related costs attributable to the Combinations.
Other Operating Expense, Net
Other operating expense, net was $4.0 million and $8.0 million for the three and nine months ended October 2, 2022, respectively. Other operating expense, net was related to the profit share expense for our Joint Business with Grifols, which we acquired in connection with the Combinations.
Non-Operating Expenses
The following table summarizes non-operating expenses, net, for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Interest expense, net	$29.7	$1.3	2184.6%	$41.0	$4.7	772.3%
Loss on extinguishment of debt	—	—	N/A	24.0	—	N/A
Other income, net	(4.2)	(1.0)	320.0%	(2.6)	(0.4)	550.0%
Interest Expense, Net
Interest expense, net, was $29.7 million and $1.3 million for the three months ended October 2, 2022 and October 3, 2021, respectively. Interest expense, net was $41.0 million and $4.7 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. The increases in interest expense, net in the three and nine months ended October 2, 2022 compared to the prior year periods were primarily related to the new Term Loan under the Credit Agreement entered into in connection with the Combinations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $24.0 million for the nine months ended October 2, 2022, and was related to the extinguishment of the senior notes and former term loans and revolving credit facility of Ortho in connection with the Combinations.
Other Income, Net
Other income, net was $4.2 million and $1.0 million for the three months ended October 2, 2022 and October 3, 2021, respectively. Other income, net was $2.6 million and $0.4 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. The increases in Other income, net in the three and nine months ended October 2, 2022 compared to the prior year periods were primarily related to fair value gains on our interest rate caps.
Income Taxes

For the three months ended October 2, 2022 and October 3, 2021, we recognized income tax provisions of $12.1 million in relation to income before taxes of $31.3 million, and $65.8 million in relation to income before taxes of $281.5 million, respectively, resulting in effective tax rates of 39% and 23%, respectively. The lower tax expense for the three months ended October 2, 2022 compared to the same period in the prior year is primarily due to a decrease in pre-tax profits. For the three months ended October 2, 2022, the effective tax rate was also impacted by operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
For the nine months ended October 2, 2022 and October 3, 2021, we recognized income tax provisions of $176.4 million in relation to income before taxes of $694.8 million, and $112.1 million in relation to income before taxes of $525.0 million, respectively, resulting in effective tax rates of 25% and 21%, respectively. The higher tax expense for the nine months ended October 2, 2022 compared to the same period in the prior year is primarily due to an increase in pre-tax profits and increases in non-deductible executive compensation, Global Intangible Low-Taxed Income and acquisition-related costs.

Indemnification Assets
On January 16, 2014, Ortho entered into a stock and asset purchase agreement of (i) certain assets and liabilities, and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities, which, together with their subsidiaries, comprised the Ortho business from Johnson & Johnson. The agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $17.8 million as of October 2, 2022 and is included as a component of Prepaid expenses and other current assets and Other assets on the unaudited Consolidated Balance Sheet. We recorded $0.3 million and $0.4 million of interest and penalties during the three and nine months ended October 2, 2022, respectively.
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
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net income before Interest expense, net, Provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain noncash, unusual or other items that are included in net income and that we do not consider indicative of our ongoing operating performance. See Note 5 to the unaudited Consolidated Financial Statements for a reconciliation of Adjusted EBITDA by reportable segment to Income before provision for income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total revenues	$517.6	$466.8	11%	$1,917.3	$902.2	113%
Adjusted EBITDA	$326.3	$370.4	(12)%	$1,356.2	$745.2	82%
Total revenues were $517.6 million for the three months ended October 2, 2022, compared to Total revenues of $466.8 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $251.9 million to Total revenues. Excluding the impact of the Combinations, the decrease of $201.1 million was driven primarily by lower demand for our Sofia SARS Antigen assays, partially offset by increased revenues for our non-SARS related rapid tests.
Total revenues were $1,917.3 million for the nine months ended October 2, 2022, compared to Total revenues of $902.2 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $357.3 million to Total revenues. Excluding the impact of the Combinations, the increase of $657.8 million was driven primarily by demand for the QuickVue SARS Antigen assays and non-SARS related rapid tests, partially offset by a decrease in revenues for the Sofia SARS Antigen assay.
Adjusted EBITDA was $326.3 million for the three months ended October 2, 2022, compared to Adjusted EBITDA of $370.4 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $114.2 million to Adjusted EBITDA. Excluding the impact of the Combinations, the decrease of $158.3 million was driven primarily by lower revenues and increased distribution and selling costs.
Adjusted EBITDA was $1,356.2 million for the nine months ended October 2, 2022, compared to Adjusted EBITDA of $745.2 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $158.6 million to Adjusted EBITDA. Excluding the impact of the Combinations, the increase of $452.4 million was driven primarily by increased revenues, partially offset by increased distribution and selling costs.

EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total revenues	$73.7	$14.8	398%	$131.0	$53.8	143%
Adjusted EBITDA	$17.2	$4.5	282%	$33.5	$22.8	47%
Total revenues were $73.7 million for the three months ended October 2, 2022, compared to Total revenues of $14.8 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $59.5 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased by $0.6 million, primarily due to lower Point-of-Care revenues, driven by lower BNP sales due to the transition of the BNP Business to Beckman.
Total revenues were $131.0 million for the nine months ended October 2, 2022, compared to Total revenues of $53.8 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $84.9 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased by $7.7 million, primarily due to lower Point-of-Care revenues, driven by lower BNP sales due to the transition of the BNP Business to Beckman.
Adjusted EBITDA was $17.2 million for the three months ended October 2, 2022, compared to Adjusted EBITDA of $4.5 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $14.9 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $2.2 million, driven primarily by lower revenues.
Adjusted EBITDA was $33.5 million for the nine months ended October 2, 2022, compared to Adjusted EBITDA of $22.8 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $22.9 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $12.2 million, driven primarily by lower revenues and increased selling and distribution costs.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total revenues	$80.8	$12.1	568%	$163.1	$46.8	249%
Adjusted EBITDA	$44.9	$4.7	855%	$83.6	$20.1	316%
Total revenues were $80.8 million for the three months ended October 2, 2022, compared to Total revenues of $12.1 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $72.2 million to Total revenues. Excluding the impact of the Combinations, the decrease of $3.5 million was primarily due to lower Point-of-Care revenues, driven by lower BNP sales due to the transition of the BNP Business to Beckman.
Total revenues were $163.1 million for the nine months ended October 2, 2022, compared to Total revenues of $46.8 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $110.9 million to Total revenues. Excluding the impact of the Combinations, the increase of $5.4 million was primarily due to increased Point-of-Care revenues, partially offset by lower BNP sales due to the transition of the BNP Business to Beckman.
Adjusted EBITDA was $44.9 million for the three months ended October 2, 2022, compared to Adjusted EBITDA of $4.7 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $41.3 million to Adjusted EBITDA. Excluding the impact of the Combinations, the decrease of $1.1 million was driven primarily by lower revenues, partially offset by decreased selling costs.
Adjusted EBITDA was $83.6 million for the nine months ended October 2, 2022, compared to Adjusted EBITDA of $20.1 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the Combinations were the primary driver of the increase, which contributed $63.4 million to Adjusted EBITDA.

Other
Total revenues and Adjusted EBITDA for Other, which includes our Latin America, Japan and Asia Pacific operating segments, were as follows:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total revenues	$111.7	$16.1	594%	$188.1	$58.9	219%
Adjusted EBITDA	$29.8	$7.6	292%	$63.9	$35.7	79%
Total revenues were $111.7 million for the three months ended October 2, 2022, compared to Total revenues of $16.1 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $103.1 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased $7.5 million, primarily due to lower Point-of-Care revenues, driven primarily by lower demand for SARS assays.
Total revenues were $188.1 million for the nine months ended October 2, 2022, compared to Total revenues of $58.9 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $147.3 million to Total revenues. Excluding the impact of the Combinations, Total revenues decreased $18.1 million, primarily due to lower Point-of-Care revenues, driven primarily by lower demand for SARS assays.
Adjusted EBITDA was $29.8 million for the three months ended October 2, 2022, compared to Adjusted EBITDA of $7.6 million for the three months ended October 3, 2021. During the three months ended October 2, 2022, the impact of the Combinations contributed $25.6 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $3.4 million, driven primarily by lower revenues.
Adjusted EBITDA was $63.9 million for the nine months ended October 2, 2022, compared to Adjusted EBITDA of $35.7 million for the nine months ended October 3, 2021. During the nine months ended October 2, 2022, the impact of the Combinations contributed $40.7 million to Adjusted EBITDA. Excluding the impact of the Combinations, Adjusted EBITDA decreased $12.5 million, driven primarily by lower revenues.
Liquidity and Capital Resources
As of October 2, 2022 and January 2, 2022, the principal sources of liquidity consisted of the following:

(dollars in millions)	October 2, 2022	January 2, 2022
Cash and cash equivalents	$212.2	$802.8
Marketable securities, current	51.8	25.7
Marketable securities, non-current	20.3	37.9
Total cash, cash equivalents and marketable securities	$284.3	$866.4
Amount available to borrow under the Revolving Credit Facility	$781.8	$175.0
Working capital including cash and cash equivalents and marketable securities, current	$572.5	$1,116.8
As of October 2, 2022, we had $212.2 million in Cash and cash equivalents, a $590.6 million decrease from January 2, 2022. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. On May 27, 2022, we completed the Combinations for total consideration of $4,291.1 million (which is based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock), including $1,511.4 million of cash, net of cash and restricted cash acquired, funded through cash on our balance sheet and incremental borrowings. The incremental borrowings, described below, were also used to repay substantially all of Ortho’s then-outstanding indebtedness. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

Debt Capitalization
On May 27, 2022, we entered into the Credit Agreement by and among us, as borrower, Bank of America, as administrative agent and swing line lender, and the other Lenders party thereto. Pursuant to the Credit Agreement and in connection with the consummation of the Combinations, the Lenders provided us with a $2,750.0 million Term Loan and a $750.0 million Revolving Credit Facility. Effective August 4, 2022, pursuant to the Increase Joinder No. 1 to the Credit Agreement, the Revolving Credit Facility was increased by $50.0 million to $800.0 million. The Financing is guaranteed by the Guarantors and is secured by liens on substantially all of our and the Guarantors’ assets, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate per annum equal to the Term SOFR or Base Rate plus the Applicable Rate (each as defined in the Credit Agreement). Letters of credit issued under the Revolving Credit Facility totaled $18.2 million, which reduced the available amount under the Revolving Credit Facility to $781.8 million.
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
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the Initial Measurement Period, (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of October 2, 2022.
The Credit Agreement was entered into in connection with the Combinations in order to fund a portion of the cash portion of the purchase price as well as to repay substantially all of Ortho’s then-outstanding indebtedness. See Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Combinations. In connection with the closing of the Combinations, Quidel terminated its previous $175.0 million revolving credit facility and related credit agreement on May 27, 2022, which did not have an outstanding balance.
In connection with the acquisition of the BNP Business, we had an annual installment payment of $48.0 million payable in 2022 and have an annual installment payment of $40.0 million payable in 2023. As of October 2, 2022, the remaining payment was recorded at fair value as contingent consideration of $0.1 million and deferred consideration of $38.7 million.
In connection with the Combinations, the Company acquired a receivables purchase agreement (the “RPA”), entered into on June 11, 2021, by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC (“Ortho FinanceCo I”), a wholly owned receivables financing subsidiary of the Company, Wells Fargo Bank, N.A., as administrative agent (the “Agent”), Ortho-Clinical Diagnostics, Inc. (“Ortho”, the “Master Servicer”), and certain Purchasers, as amended on July 20, 2022 (the “RPA Amendment”). Under the RPA, Ortho FinanceCo I may sell receivables in amounts up to a $75.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of Ortho FinanceCo I. Ortho, in its capacity as Master Servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. The Company has also provided a performance guaranty for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho of its obligations as Master Servicer. The RPA Amendment resulted in a net 50 basis-point reduction of fees and revision of the base interest rate from 1-month LIBOR to 1-month SOFR.
Stock Repurchases
On August 17, 2022, the Company’s board of directors (the “Board”) authorized a stock repurchase program, allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024 (the “Stock Repurchase Program”). During the three months ended October 2, 2022, the Company repurchased 953,468 shares of outstanding common stock under our Stock Repurchase Program for approximately $74.3 million. The repurchased shares were retired and returned to the status of authorized but unissued shares of our common stock. As of October 2, 2022, we had approximately $225.7 million available under the Stock Repurchase Program.
Cash Flow Summary

	Nine Months Ended
(dollars in millions)	October 2, 2022	October 3, 2021
Net cash provided by operating activities:	$715.9	$484.5
Net cash used for investing activities:	(1,584.9)	(223.5)
Net cash provided by (used for) financing activities:	283.7	(172.2)
Effect of exchange rates on cash	(4.3)	(0.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(589.6)	$88.5
Nine Months Ended October 2, 2022
Cash provided by operating activities was $715.9 million for the nine months ended October 2, 2022, and reflects net income of $518.4 million and non-cash adjustments of $270.0 million, primarily associated with depreciation and amortization, stock-based compensation expense, net change in operating lease right-of-use assets and liabilities, accretion of interest on contingent and deferred consideration, loss on extinguishment of debt and amortization of the inventory fair value step up initially recorded in connection with the Combinations. In addition, we benefited from collections on accounts receivables, which contributed $181.6 million to Cash provided by operating activities, partially offset by net cash outflows related to inventories, accounts payable and other current and non-current liabilities.
Cash used for investing activities was $1,584.9 million for the nine months ended October 2, 2022, and was primarily related to the Combinations. We purchased $79.2 million of property, equipment, investments and intangibles and received $15.8 million of proceeds from government assistance allocated to fixed assets. We also purchased $49.4 million and sold $39.3 million of marketable securities during the nine months ended October 2, 2022. Refer to Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion regarding the Combinations.
Cash provided by financing activities was $283.7 million for the nine months ended October 2, 2022, and was primarily related to proceeds from long-term borrowings, net of debt issuance costs of $2,734.5 million, payments on long-term borrowings and extinguishment costs of $2,336.1 million, repurchases of common stock of $74.3 million and payments of $37.6 million for contingent and deferred consideration.
Nine Months Ended October 3, 2021
Cash provided by operating activities was $484.5 million for the nine months ended October 3, 2021, and reflects net income of $412.9 million and non-cash adjustments of $57.7 million, primarily associated with depreciation and amortization, stock-based compensation expense and accretion of interest on deferred consideration. In addition, we realized a net working capital increase driven by a decrease in accounts receivable, partially offset by a decrease in income taxes payable and an increase in product inventory.
Cash used for investing activities was $223.5 million for the nine months ended October 3, 2021, and was primarily related to investments in manufacturing equipment, building improvements, Sofia, Solana® and Triage® instruments available for lease and scientific equipment, partially offset by government proceeds received to fund such investments.
Cash used for financing activities was $172.2 million for the nine months ended October 3, 2021, and was primarily related to repurchases of common stock of $103.4 million, payments of tax withholdings for vesting of stock-based awards of $36.0 million, and the payment of deferred and contingent consideration of $39.8 million, partially offset by proceeds of $7.3 million from the issuance of common stock under our Amended and Restated 1983 Employee Stock Purchase Plan (“ESPP”) and pursuant to stock option exercises.
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
The primary purposes of our capital expenditures are to invest in manufacturing capacity expansion, acquire Savanna, Sofia, Solana and Triage instruments, acquire scientific equipment, purchase or develop IT and implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the nine months ended October 2, 2022, we transferred $48.6 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
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
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, typically prevalent during the fall and winter. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Quidel’s 2021 Annual Report on Form 10-K. There were no material changes to our critical accounting estimates during the nine months ended October 2, 2022, except as noted below.
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
Interest Rate Risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure relates to outstanding amounts under our Credit Agreement. Our Credit Agreement provides for variable rate borrowings of up to $2,750.0 million under the Term Loan and $800.0 million under the Revolving Credit Facility. Assuming facilities under the Credit Agreement are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our outstanding borrowings under the Credit Agreement by approximately $4.4 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Credit Agreement, see “Risk Factors—Corporate Finance Risks—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness” in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes. As of October 2, 2022, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Credit Agreement with an interest rate cap amount of 3.4%, with caplets that mature through December 31, 2023.
We have also entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.58% and receive a variable rate of interest based on the USD-SOFR rate from the counterparty which is reset every month through December 31, 2023. As of October 2, 2022, the notional amount of the interest rate swap was $1,000.0 million.

The notional value of these instruments is expected to be $500.0 million in 2023.
Subsequent to October 2, 2022, the Company entered into interest rate swap contracts, commencing on December 30, 2022, with a total notional value of $1.3 billion through December 29, 2023 and $1.8 billion subsequently, to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. Additionally, subsequent to October 2, 2022, the Company amended the termination date for the interest rate cap to December 30, 2022.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our investments, our cash equivalents as of October 2, 2022 consisted primarily of government money market funds and other high credit quality debt securities. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 53% and 29% of our Total revenues for the three and nine months ended October 2, 2022, respectively, from operations outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $92.9 million and $158.9 million for the three and nine months ended October 2, 2022, respectively. Foreign exchange effects from the translation of our balance sheet were not material during the three and nine months ended October 3, 2021. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.
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
Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the three and nine months ended October 2, 2022, we recorded net foreign currency exchange gain of $0.2 million and loss of $2.2 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.
We have entered into foreign currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $668.9 million as of October 2, 2022, with maturity dates through December 2022. Foreign currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of October 2, 2022 and the unrealized income of $4.6 million is reported as a component of Other comprehensive (loss) income, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses/gains upon settlement recognized in earnings during the three and nine months ended October 2, 2022 and October 3, 2021 were not material.

We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See Note 12 to the unaudited Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 2, 2022 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in internal control over financial reporting: As of October 2, 2022, management is in the process of integrating the internal controls of the acquired Ortho business into our existing operations as part of planned integration activities. There were no other changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth under Note 10 to the unaudited Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022. For a detailed description of our risk factors, refer to Part II, Item IA, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 2, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 4, 2022 - July 31, 2022	1,349	$102.65	—	$—
August 1, 2022 - August 28, 2022	228,207	85.35	226,462	280,677,984
August 29, 2022 - October 2, 2022	730,256	116.76	727,006	225,677,460
Total	959,812	$109.27	953,468	$225,677,460
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On August 17, 2022, the Company announced a Stock Repurchase Program to repurchase up to $300.0 million of its common stock, which was authorized by the Board on August 17, 2022. The Company’s Stock Repurchase Program is effective through August 17, 2024.
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

3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 27, 2022)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 5, 2022)
10.1
Increase Joinder No. 1, dated August 4, 2022, by and among QuidelOrtho Corporation, JPMorgan Chase Bank, N.A., as New Revolving Credit Lender, a Lender and a L/C Issuer, the Guarantors party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 5, 2022)

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL (included as Exhibit 101)
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

Date: November 3, 2022	QUIDELORTHO CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial Officer)