Form 10-Q
period 2023-04-02
QuidelOrtho Corp
filed 2023-05-04
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 25, 2023, 66,633,473 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$353.9	$292.9
Marketable securities	42.8	52.1
Accounts receivable, net	274.8	453.9
Inventories	528.6	524.1
Prepaid expenses and other current assets	298.8	252.1
Total current assets	1,498.9	1,575.1
Property, plant and equipment, net	1,361.7	1,339.0
Marketable securities	33.8	21.0
Right-of-use assets	179.4	181.0
Goodwill	2,491.3	2,476.8
Intangible assets, net	3,078.5	3,123.8
Deferred tax asset	16.5	16.4
Other assets	127.0	122.7
Total assets	$8,787.1	$8,855.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241.5	$283.3
Accrued payroll and related expenses	108.5	139.2
Income tax payable	16.3	51.6
Current portion of borrowings	207.5	207.5
Other current liabilities	334.0	325.4
Total current liabilities	907.8	1,007.0
Operating lease liabilities	183.3	186.4
Long-term borrowings	2,379.6	2,430.8
Deferred tax liability	208.8	213.2
Other liabilities	111.1	83.8
Total liabilities	3,790.6	3,921.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at April 2, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 66.6 and 66.4 shares issued and outstanding at April 2, 2023 and January 1, 2023, respectively	0.1	—
Additional paid-in capital	2,809.0	2,804.3
Accumulated other comprehensive loss	(59.3)	(67.6)
Retained earnings	2,246.7	2,197.9
Total stockholders’ equity	4,996.5	4,934.6
Total liabilities and stockholders’ equity	$8,787.1	$8,855.8
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	April 2, 2023	April 3, 2022
Total revenues	$846.1	$1,002.3
Cost of sales, excluding amortization of intangibles	397.5	260.3
Selling, marketing and administrative	202.4	84.8
Research and development	62.3	26.4
Amortization of intangible assets	50.8	7.1
Acquisition and integration costs	29.7	3.0
Other operating expenses	3.8	—
Operating income	99.6	620.7
Interest expense, net	36.7	1.0
Other expense (income), net	2.9	(0.9)
Income before provision for income taxes	60.0	620.6
Provision for income taxes	11.2	140.7
Net income	$48.8	$479.9
Basic earnings per share	$0.73	$11.46
Diluted earnings per share	$0.73	$11.31
Weighted-average shares outstanding - basic	66.6	41.9
Weighted-average shares outstanding - diluted	67.1	42.4

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net income	$48.8	$479.9
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	30.7	0.2
Changes in unrealized gains (losses) from investments, net of tax	0.2	(0.4)
Changes in unrealized (losses) gains from cash flow hedges, net of tax:
Net unrealized (losses) gains on derivative instruments	(16.9)	0.1
Reclassification of net realized gains on derivative instruments included in net income	(5.7)	—
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(22.6)	0.1
Comprehensive income	$57.1	$479.8

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 1, 2023	66.4	$—	$2,804.3	$(67.6)	$2,197.9	$4,934.6
Issuance of common stock under equity compensation plans	0.3	0.1	3.8	—	—	3.9
Stock-based compensation expense	—	—	10.4	—	—	10.4
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(9.5)	—	—	(9.5)
Other comprehensive income, net of tax	—	—	—	8.3	—	8.3
Net income	—	—	—	—	48.8	48.8
Balance at April 2, 2023	66.6	$0.1	$2,809.0	$(59.3)	$2,246.7	$4,996.5
.

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 2, 2022	41.7	$—	$279.8	$0.4	$1,649.2	$1,929.4
Issuance of common stock under equity compensation plans	0.2	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	6.2	—	—	6.2
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(6.8)	—	—	(6.8)
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	479.9	479.9
Balance at April 3, 2022	41.8	$—	$285.6	$0.2	$2,129.1	$2,414.9

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
OPERATING ACTIVITIES:
Net income	$48.8	$479.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.2	15.3
Stock-based compensation expense	11.0	7.4
Net change in operating lease right-of-use assets and liabilities	0.1	9.4
Other non-cash, net	0.4	2.5
Changes in assets and liabilities:
Accounts receivable	187.2	(191.5)
Inventories	(37.3)	17.3
Prepaid expenses and other current and non-current assets	(55.1)	(7.3)
Accounts payable	(21.4)	52.6
Accrued payroll and related expenses	(29.6)	(10.9)
Income taxes payable	(32.7)	138.4
Other current and non-current liabilities	3.3	(12.2)
Net cash provided by operating activities	188.9	500.9
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment and intangibles	(66.0)	(22.5)
Proceeds from government assistance allocated to fixed assets	0.3	—
Purchases of marketable securities	(31.6)	(15.9)
Proceeds from sale of marketable securities	28.4	13.7
Net cash used for investing activities	(68.9)	(24.7)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1.8	3.5
Payments on long-term borrowings	(51.9)	(0.1)
Payments of tax withholdings related to vesting of stock-based awards	(9.5)	(6.8)
Net cash used for financing activities	(59.6)	(3.4)
Effect of exchange rates on cash	0.6	(0.1)
Net increase in cash, cash equivalents and restricted cash	61.0	472.7
Cash, cash equivalents and restricted cash at beginning of period	293.9	802.8
Cash, cash equivalents and restricted cash at end of period	$354.9	$1,275.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchase of property, equipment and intangibles by incurring current liabilities	$19.8	$13.7
Transfer of instrument inventories to fixed assets	$35.0	$—
Reduction of other current liabilities upon issuance of restricted share units	$1.9	$2.9
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of QuidelOrtho Corporation and its subsidiaries (the “Company” or “QuidelOrtho”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The information at April 2, 2023, and for the three months ended April 2, 2023 and April 3, 2022, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for the fiscal year ended January 1, 2023 included in QuidelOrtho’s 2022 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2023 and 2022, the Company’s fiscal year will end or has ended on December 31, 2023 and January 1, 2023, respectively. For 2023 and 2022, the Company’s first quarter ended on April 2, 2023 and April 3, 2022, respectively. The three months ended April 2, 2023 and April 3, 2022 each included 13 weeks.
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
Reclassifications
Certain prior period amounts were reclassified to conform to the current period presentation, including the separate presentation of Amortization of intangible assets and Interest expense, net, and the combination of Selling, marketing and administrative expense. Cost of sales, excluding amortization of intangibles for the three months ended April 3, 2022 excludes $2.0 million of intangibles amortization expense, formerly included in Cost of sales, which has been reclassified to Amortization of intangible assets. Selling, marketing and administrative expense for the three months ended April 3, 2022 excludes $5.1 million of intangibles amortization expense, formerly included in Sales and marketing expense, which has been reclassified to Amortization of intangible assets. The reclassifications did not have an impact on net assets, Operating income, Net income, Basic or Diluted earnings per share, or cash flows.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended April 2, 2023 that are expected to have a material impact on the Company’s financial statements.
Note 2. Business Combination
On May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021 (the “BCA”), by and among Quidel Corporation (“Quidel”), Ortho Clinical Diagnostics Holdings plc (“Ortho”), QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc. and Orca Holdco 2, Inc., Quidel and Ortho consummated a business combination (the “Combinations”) and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. As a result of the Combinations, QuidelOrtho became the successor issuer to Quidel. The Combinations have been accounted for as a business combination using the acquisition method of accounting in conformity with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with Quidel considered the accounting and the legal acquirer. The Combinations enhance the Company’s revenue profile and expand the Company’s geographic footprint and product diversity.
The Combinations were completed for a total consideration of approximately $4.3 billion, which included the fair value of equity issued based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock. Former Ortho shareholders received $7.14 in cash and 0.1055 shares of QuidelOrtho common stock for each Ortho ordinary share. The Company funded the cash portion of the purchase price with cash on its balance sheet and a portion of the Term Loan proceeds from the Financing (each as defined in Note 8).
The purchase price allocation is preliminary and subject to change for income tax matters. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the closing date of the Combinations. Measurement period adjustments decreased goodwill by $2.8 million in the three months ended April 2, 2023 due to a purchase price allocation increase of $3.0 million to income taxes payable and a decrease of $0.2 million to deferred tax liabilities.
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
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS:

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
Basic weighted-average shares of common stock outstanding	66.6	41.9
Dilutive potential shares issuable from stock options and unvested RSUs	0.5	0.5
Diluted weighted-average shares of common stock outstanding	67.1	42.4
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1.5	0.4
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 4. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (a “contract asset”). Contract assets are included within Prepaid expenses and other current assets in the Company’s unaudited Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s unaudited Consolidated Balance Sheets as of April 2, 2023 and January 1, 2023 was $53.4 million and $49.6 million, respectively.
The contract asset balance consisted of the following components, all of which related to agreements acquired by the Company in connection with the Combinations:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $4.3 million and $6.8 million, respectively, as of April 2, 2023 and January 1, 2023;
•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $40.8 million and $38.5 million, respectively, as of April 2, 2023 and January 1, 2023; and
•one of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured resulted in a contract asset of $8.3 million and $4.3 million, respectively, as of April 2, 2023 and January 1, 2023.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three months ended April 2, 2023.

The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $61.9 million as of April 2, 2023 and $76.4 million as of January 1, 2023. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $12.7 million and $9.4 million as of April 2, 2023 and January 1, 2023, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of January 1, 2023 that was recorded in Total revenues during the three months ended April 2, 2023 was $50.8 million.
Joint Business with Grifols
In connection with the Combinations, the Company acquired the ongoing collaboration arrangement (the “Joint Business”) between Ortho and Grifols Diagnostic Solutions, Inc. (“Grifols”), under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $23.6 million during the three months ended April 2, 2023. This included the Company’s portion of the pre-tax net profit of $1.2 million during the three months ended April 2, 2023 on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the unaudited Consolidated Statements of Income. The Company’s portion of the pre-tax net profit also included revenue of $22.4 million from collaboration and royalty agreements during the three months ended April 2, 2023, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
Labs	$370.7	$13.3
Transfusion Medicine	155.9	—
Point of Care	308.1	943.0
Molecular Diagnostics	11.4	46.0
Total revenues	$846.1	$1,002.3
Concentration of Revenue and Credit Risk
The Company had sales to individual customers in excess of 10% of Total revenues as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Customer:
A	11%	—%
B	6%	38%
C	6%	14%
	23%	52%
As of April 2, 2023, no customers had a balance due in excess of 10% of Accounts receivable, net. As of January 1, 2023, customers with balances due in excess of 10% of Accounts receivable, net totaled $161.9 million. For the three months ended April 2, 2023 and April 3, 2022, sales of COVID-19 products accounted for 26% and 83% of Total revenues, respectively.

Note 5. Segment and Geographic Information
Total revenues by reportable segment are as follows:

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
North America	$582.8	$961.5
EMEA	81.3	15.2
China	70.6	8.7
Other	111.4	16.9
Total revenues	$846.1	$1,002.3
The following table sets forth Adjusted EBITDA by segment and the reconciliations to Income before provision for income taxes for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
North America	$278.4	$713.4
EMEA	7.2	3.5
China	28.5	3.8
Other	21.8	9.5
Total segment Adjusted EBITDA	335.9	730.2
Corporate (1)	(90.6)	(89.3)
Depreciation and amortization	(114.2)	(15.3)
Acquisition and integration costs	(29.7)	(3.0)
Interest expense, net	(36.7)	(1.0)
Amortization of deferred cloud computing implementation costs	(1.6)	(1.0)
Employee compensation charges and other costs	(1.5)	—
Impairment of long-lived assets	(0.5)	—
EU medical device regulation transition costs (2)	(0.8)	—
Tax indemnification expense	(0.3)	—
Income before provision for income taxes	$60.0	$620.6
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
The chief operating decision maker does not review capital expenditures, total depreciation and amortization or assets by segment, and therefore this information has been excluded as it does not comprise part of management’s key performance metrics.

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
For the three months ended April 2, 2023 and April 3, 2022, the Company recognized a Provision for income taxes of $11.2 million and $140.7 million, respectively, in relation to Income before provision for income taxes of $60.0 million and $620.6 million, respectively, resulting in effective tax rates of 18.7% and 22.7%, respectively. For the three months ended April 2, 2023, the effective tax rate was impacted by income tax benefits related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits, and foreign exchange losses, partially offset by income taxes owed in U.S. states and Global Intangible Low-Tax Income. For the three months ended April 3, 2022, the effective tax rate was impacted primarily by income taxes owed in U.S. states.
The balance of unrecognized tax benefits at April 2, 2023, not including interest and penalties, was $39.9 million, of which $28.2 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At April 2, 2023, the Company had approximately $8.2 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $2.0 million.
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
Indemnification Assets
On January 16, 2014, Ortho entered into a stock and asset purchase agreement of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities, which, together with their subsidiaries, comprised the Ortho business from Johnson & Johnson. The agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $16.2 million and $16.8 million as of April 2, 2023 and January 1, 2023, respectively, and is included as a component of Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. The Company recorded $0.3 million of interest and penalties during the three months ended April 2, 2023.
Note 7. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	April 2, 2023	January 1, 2023
Cash and cash equivalents	$353.9	$292.9
Restricted cash included in Other assets	1.0	1.0
Cash, cash equivalents and restricted cash	$354.9	$293.9

Marketable Securities
The following table is a summary of marketable securities:

	April 2, 2023			January 1, 2023
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$33.4	$(0.2)	$33.2	$40.5	$(0.5)	$40.0
Corporate asset-backed securities	6.1	—	6.1	6.7	—	6.7
U.S. government securities	—	—	—	2.0	—	2.0
Agency bonds	1.0	—	1.0	1.0	—	1.0
Sovereign government bonds	2.0	—	2.0	1.9	—	1.9
Foreign and other	0.5	—	0.5	0.5	—	0.5
Total marketable securities, current	43.0	(0.2)	42.8	52.6	(0.5)	52.1
Corporate bonds, non-current	23.6	—	23.6	13.3	(0.1)	13.2
Corporate asset-backed securities, non-current	8.8	(0.1)	8.7	7.9	(0.1)	7.8
Agency bonds	1.6	(0.1)	1.5	—	—	—
Total marketable securities	$77.0	$(0.4)	$76.6	$73.8	$(0.7)	$73.1
Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	April 2, 2023	January 1, 2023
Accounts receivable	$356.2	$543.0
Allowance for contract rebates and discounts	(67.8)	(77.1)
Allowance for doubtful accounts	(13.6)	(12.0)
Total accounts receivable, net	$274.8	$453.9
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	April 2, 2023	January 1, 2023
Raw materials	$198.6	$185.2
Work-in-process (materials, labor and overhead)	95.1	82.7
Finished goods (materials, labor and overhead)	274.3	295.1
Total inventories (1)	$568.0	$563.0

Inventories	$528.6	$524.1
Other assets (2)	39.4	38.9
Total inventories	$568.0	$563.0
(1) Includes adjustment of approximately $39 million in the three months ended April 2, 2023 due to changes in estimates to decrease inventory obsolescence reserves from the prior period.
(2) Other assets includes inventory expected to remain on hand beyond one year.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In millions)	April 2, 2023	January 1, 2023
Prepaid expenses	$101.0	$96.7
Contract assets	53.4	49.6
Other receivables (1)	78.1	44.3
Income taxes and other tax receivables	48.4	38.6
Derivatives	17.1	22.0
Other	0.8	0.9
Total prepaid expenses and other current assets	$298.8	$252.1
(1) Includes a settlement award of approximately $41 million from a third party related to one of the Company’s collaboration agreements, of which approximately $20 million is due to the Company’s collaboration partner and is included within Accounts payable as of April 2, 2023.
Goodwill
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at January 1, 2023	$1,547.7	$358.6	$118.1	$452.4	$2,476.8
Purchase accounting adjustments	(1.6)	(0.4)	(0.2)	(0.6)	(2.8)
Foreign currency translation	—	5.7	0.5	11.1	17.3
Balance at April 2, 2023	$1,546.1	$363.9	$118.4	$462.9	$2,491.3
Other Current Liabilities
Other current liabilities consist of the following:

(In millions)	April 2, 2023	January 1, 2023
Deferred revenue	$61.9	$76.4
Accrued commissions and rebates	57.6	55.1
Deferred consideration	39.8	39.3
Operating lease liabilities	26.1	24.4
Derivatives	17.9	19.7
Accrued other taxes payable	16.5	9.3
Other	114.2	101.2
Total other current liabilities	$334.0	$325.4
Note 8. Long-term Borrowings
The components of borrowings were as follows:

(In millions)	April 2, 2023	January 1, 2023
Term Loan	$2,595.3	$2,646.9
Financing lease obligation	0.7	0.8
Other long-term borrowings	1.0	1.2
Unamortized deferred financing costs	(9.9)	(10.6)
Total borrowings	2,587.1	2,638.3
Less: current portion	(207.5)	(207.5)
Long-term borrowings	$2,379.6	$2,430.8

The credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto (the “Credit Agreement”) consists of a $2,750.0 million senior secured term loan facility (the “Term Loan”) and an $800.0 million revolving credit facility (the “Revolving Credit Facility” and with the Term Loan, the “Financing”). As of April 2, 2023, letters of credit issued under the Revolving Credit Facility totaled $13.0 million, which reduced the available amount under the Revolving Credit Facility to $787.0 million.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the first four fiscal quarters ending after the closing date of the Credit Agreement (the “Initial Measurement Period”), (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of April 2, 2023.
The following table provides the detailed amounts within Interest expense, net for the three months ended April 2, 2023 and April 3, 2022.

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
Term Loan	$40.9	$—
Revolving Credit Facility	0.5	0.1
Amortization of deferred financing costs	0.8	0.1
Derivative instruments and other	(4.5)	1.1
Interest income	(1.0)	(0.3)
Interest expense, net	$36.7	$1.0
Note 9. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
Cost of sales	$1.0	$0.6
Research and development	1.3	1.1
Selling, marketing and administrative	7.2	5.3
Acquisition and integration costs	4.5	0.4
Total stock-based compensation expense	$14.0	$7.4
The table above includes $3.0 million of compensation expense related to liability-classified awards for the three months ended April 2, 2023, which has been or is expected to be settled in cash. These awards represent the $7.14 per share cash settled portion of the replacement awards issued in connection with the Combinations.
The Company granted 83 thousand stock options during the three months ended April 2, 2023. As of April 2, 2023, total unrecognized compensation expense related to stock options was approximately $22.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years. The maximum contractual term of the Company’s stock options is ten years.

The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Three Months Ended
	April 2, 2023	April 3, 2022
Risk-free interest rate	3.63%	1.63%
Expected option life (in years)	5.51	4.91
Volatility rate	57%	58%
Dividend rate	0%	0%
Weighted-average grant date fair value	$47.83	$51.79
During the three months ended April 2, 2023, the Compensation Committee of the Company’s Board of Directors approved a modification to the vesting terms of certain stock options that were previously granted by Ortho to certain Ortho employees, such that the stock options will vest on December 31, 2023. The modification resulted in an additional $2.0 million of stock-based compensation expense recognized during the three months ended April 2, 2023. The total unrecognized expense relating to unvested shares for these stock options as of April 2, 2023 was $9.2 million and will be recognized through December 31, 2023.
The Company granted 177 thousand RSUs during the three months ended April 2, 2023. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended April 2, 2023 and April 3, 2022 was $86.70 and $103.60, respectively. The total amount of unrecognized compensation expense related to non-vested RSUs as of April 2, 2023 was approximately $66.0 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
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

Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	April 2, 2023				January 1, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.3	$—	$—	$0.3	$0.6	$2.1	$—	$2.7
Marketable securities	—	76.6	—	76.6	2.0	71.1	—	73.1
Derivative assets	—	17.1	—	17.1	—	22.0	—	22.0
Total assets measured at fair value	$0.3	$93.7	$—	$94.0	$2.6	$95.2	$—	$97.8
Liabilities:
Derivative liabilities	$—	$43.0	$—	$43.0	$—	$21.8	$—	$21.8
Contingent consideration	—	—	0.1	0.1	—	—	0.1	0.1
Deferred consideration	—	39.8	—	39.8	—	39.3	—	39.3
Total liabilities measured at fair value	$—	$82.8	$0.1	$82.9	$—	$61.1	$0.1	$61.2
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended April 2, 2023 and fiscal year 2022.
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
In connection with the acquisition of the B-type Natriuretic Peptide (“BNP”) assay business run on Beckman Coulter analyzers (“BNP Business”) from Alere Inc., the Company paid its last annual installment of $40.0 million subsequent to April 2, 2023. The fair value of the payment was treated as deferred consideration and was calculated based on the net present value of the cash payment using an estimated borrowing rate based on a quoted price for a similar liability.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,562.9 million at April 2, 2023, compared to the carrying amount, excluding debt issuance costs, of $2,595.3 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
Interest Rate Hedging Instruments
The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. See Note 8 for additional information on the currently outstanding components of the Revolving Credit Facility and Term Loan. The Company entered into interest rate swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive income (loss) (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the

Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gains of $20.0 million are expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of April 2, 2023, all of which were interest rate swaps:

Notional Amount (In millions) (1)	Description	Hedge Designation	Effective Date	Expiration Date
$500.0	Pay 1.58% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	May 29, 2022	December 31, 2023
$397.2	Pay 3.765% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
$144.4	Pay 3.7725% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
$216.7	Pay 3.7675% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
$288.9	Pay 3.7575% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
$252.8	Pay 3.7725% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	December 30, 2022	May 27, 2027
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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized loss of $10.5 million within OCI as of April 2, 2023 is expected to be reclassified to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense (income), net.
The following table provides details of the currency hedging instruments outstanding as of April 2, 2023:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$333.9	Cash Flow Hedge
Foreign currency forward contracts	$636.8	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within accumulated other comprehensive (loss) income (“AOCI”) for the three months ended April 2, 2023:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Income	Amount of Loss (Gain) Reclassified From AOCI Into Income
Foreign currency forward contracts (sales)	$2.1	Total revenues	$(0.9)
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$0.4
Interest rate derivatives	$20.9	Interest expense, net	$(5.2)
Gains and losses from designated derivative and non-derivative instruments within AOCI for the three months ended April 3, 2022 were not material.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the unaudited Consolidated Balance Sheets as of April 2, 2023 and January 1, 2023:

(In millions)	April 2, 2023	January 1, 2023
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$11.8	$15.9
Other liabilities	$25.1	$2.1
Foreign currency forward contracts:
Prepaid expenses and other current assets	$2.7	$4.6
Other current liabilities	$11.9	$14.3

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	$2.6	$1.5
Other current liabilities	$6.0	$5.4
Note 13. Related Party Transactions
Quotient Limited
As a result of the consummation of the Combinations, the Company acquired Ortho’s Letter Agreement (the “Letter Agreement”), entered into in September 2020 with Quotient Limited (“Quotient”), in which Ortho partnered with Quotient to commercialize, when approved, Quotient’s next generation product in immunohematology, a transfusion diagnostic patient immunohematology microarray intended for use with Quotient’s MosaiQ® instruments. Under the Letter Agreement, the Company was required to make certain milestone payments to Quotient as specified milestones and benchmarks were achieved. Quotient subsequently revised its business strategy to pause development and commercialization of its MosaiQ testing solutions in immunohematology and infectious disease immunoassay screening. On January 10, 2023, Quotient filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Proceeding”). Following the completion of the Bankruptcy Proceeding, the Company’s equity interests in Quotient were canceled for no consideration. Quotient is no longer considered a related party of the Company.

Note 14. Accumulated Other Comprehensive Loss
The balance of Accumulated Other Comprehensive Loss, net of tax, was as follows for the three months ended April 2, 2023:

(In millions)	Pension and Other Post- employment Benefits	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$0.7	$1.5	$(0.5)	$(69.3)	$(67.6)
Current period deferrals (1)	—	(16.9)	0.2	30.7	14.0
Amounts reclassified to net income	—	(5.7)	—	—	(5.7)
Net change	—	(22.6)	0.2	30.7	8.3
Balance at April 2, 2023	$0.7	$(21.1)	$(0.3)	$(38.6)	$(59.3)
(1) Includes tax impact of $6.1 million related to cash flow hedges for the three months ended April 2, 2023.
Amounts related to the three months ended April 3, 2022 were not material.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q (the “Quarterly Report”), all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include any statements contained herein that are not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our commercial and other strategic goals, industry prospects, our expected results of operations or financial position, and future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ from those set forth or implied in the forward-looking statements: the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations (as defined in this Quarterly Report); the ability to retain key employees; and other economic, business, competitive and/or regulatory factors affecting our business generally, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report.
Information Available on Our Website
This Quarterly Report and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website, www.quidelortho.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). From time to time, we may use our website as a channel of distribution of material information related to the Company. Financial and other material information regarding the Company is routinely posted on and accessible at https://ir.quidelortho.com/. The information contained on or connected to our website is provided for convenience and is not deemed to be incorporated by reference into this Quarterly Report or filed with or furnished to the SEC and should not be considered part of this Quarterly Report.
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
We currently sell our products directly to end users through a direct sales force and through a network of distributors, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies, wellness screening centers, other point-of-care settings, blood banks and donor centers, as well as for individual, non-professional, over-the-counter use. We reached significant new markets as we introduced our QuickVue® At-Home OTC COVID-19 test for at-home consumer use, school districts, health departments and many other locations.
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America; Europe, the Middle East and Africa (“EMEA”); and China. Latin America, Japan and Asia Pacific are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue primarily in the following business units: Labs, Transfusion Medicine, Point of Care and Molecular Diagnostics.

On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. For additional information about the Combinations, see Note 2 to the unaudited Consolidated Financial Statements.
For the three months ended April 2, 2023, Total revenues decreased by 16% to $846.1 million as compared to the same period in the prior year. Currency exchange rates had a favorable impact of 100 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the three months ended April 2, 2023 and April 3, 2022, revenues related to our respiratory products accounted for approximately 31% and 93% of our Total revenues, respectively, driven by sales of our COVID-19 products. For the three months ended April 2, 2023, one of our customers exceeded 10% of our Total revenues. For the three months ended April 3, 2022, two of our customers, including one of our distributors, exceeded 10% of our Total revenues.
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
Supply Chains
As a result of the COVID-19 pandemic and other macroeconomic and geopolitical conditions, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility and changes in monetary policy, we have experienced shortages and delays in receiving certain raw materials and other components for our products and have experienced logistics and distribution challenges, as well as challenges in labor availability and rising labor costs, all of which have affected our ability to fulfill customer orders, including instrument placements, on a timely basis. Supply chain, production, logistics and distribution challenges, including shortages of raw materials and components, cost inflation, shipping delays, labor availability constraints and rising labor costs, have impacted, and we expect will largely continue for some period of time to impact, our results of operations.
Some of our raw materials are available from a limited number of sources. During 2022 and the first quarter of 2023, we encountered some increasing pressures on raw material pricing. To mitigate these supply chain challenges, we continue to (i) partner with suppliers to invest in additional capacity and raw material inventory, (ii) diversify our supply base, where possible, to minimize reliance on a single source of supply for key raw materials and components and (iii) create redundancy in our global supply chain. In addition, we routinely evaluate our supply chain for potential gaps and continue to take other steps intended to help address continuity. In our distribution operations, we are investing in automation capabilities to help improve accuracy and timeliness of customer shipments.
We continue to monitor these developments, as well as other international developments, including the Russia-Ukraine conflict, rising tensions between China and Taiwan and localization efforts, and the impact of such factors on our business. We cannot currently predict the frequency, duration or scope of these supply, production, logistics, distribution and labor disruptions and challenges. However, we proactively work with our suppliers, manufacturers, distributors, industry partners and government agencies to address these challenges in our efforts to meet the needs of our customers. Despite our mitigation efforts, such disruptions and challenges have materially affected and could further materially affect our ability to timely manufacture and distribute our products and could unfavorably impact our results of operations depending on the nature and duration of such disruptions and challenges.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, respiratory syncytial virus (RSV) and COVID-19, as well as the ongoing supply, production and logistics challenges.
Demand for our COVID-19 testing products declined in the first quarter of 2023 compared to both the fourth quarter of 2022 and the first quarter of 2022, which may indicate a transition to an endemic environment. For the remainder of the year, we expect demand for our COVID-19 testing products to continue to fluctuate and pricing pressures to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, effectiveness of global containment efforts and other mitigation efforts. However, in light of our experience to date with the virus and the emergence and impact of new variants, we believe some level of COVID-19 testing may continue for some period of time, even as communities continue to return to more normal practices. We would expect any such normalized demand to continue to experience fluctuations, which may be significant, similar to what we experience with other respiratory product demand.
With respect to our core products, excluding respiratory products, we anticipate revenue growth for the remainder of 2023.
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
While the revenues and financial results from our COVID-19 products remain uncertain, we intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products and services into the market.
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022	% Change
Labs	$370.7	$13.3	2,687%
Transfusion Medicine	155.9	—	N/A
Point of Care	308.1	943.0	(67)%
Molecular Diagnostics	11.4	46.0	(75)%
Total revenues	$846.1	$1,002.3	(16)%
For the three months ended April 2, 2023, Total revenues decreased to $846.1 million from $1,002.3 million for the same period in the prior year. The increases in Labs and Transfusion Medicine were primarily related to new revenues from the Combinations. Additionally, the increase in Labs revenue also included a $20.7 million settlement award from a third party related to one of our collaboration agreements. The Point of Care business unit contributed to revenue decline, driven by decreases of $468.5 million in sales of QuickVue SARS Antigen assays and $168.4 million of Sofia® assays. Molecular Diagnostics sales decreased by $34.6 million, driven primarily by lower demand for the Lyra® SARS Antigen assay. Currency exchange rate had a favorable impact of approximately 100 basis points on the growth rate for the three months ended April 2, 2023.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, increased to $397.5 million, or 47.0% of Total revenues, for the three months ended April 2, 2023, compared to $260.3 million, or 26.0% of Total revenues, for the three months ended April 3, 2022. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by new product sales in the Labs and Transfusion Medicine business units as a result of the Combinations, partially offset by decreases in sales of the QuickVue SARS Antigen assays and Sofia assays as well as decreases in other indirect manufacturing costs.

Operating Expenses
The following table summarizes operating expenses for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(Dollars in millions)	April 2, 2023	% of Total Revenues	April 3, 2022	% of Total Revenues
Selling, marketing and administrative	$202.4	23.9%	$84.8	8.5%
Research and development	62.3	7.4%	26.4	2.6%
Amortization of intangible assets	50.8	6.0%	7.1	0.7%
Acquisition and integration costs	29.7	3.5%	3.0	0.3%
Other operating expense, net	3.8	0.4%	—	—%
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended April 2, 2023 increased by $117.6 million, or 138.7%, to $202.4 million from $84.8 million for the same period in the prior year, driven primarily by the Combinations which contributed $144.4 million in increased expense, partially offset by a decrease in freight expense of approximately $20 million due to lower sales and shipment volume.
Research and Development Expense
Research and development expense for the three months ended April 2, 2023 increased by $35.9 million, or 136.0%, to $62.3 million from $26.4 million for the same period in the prior year, primarily due to the Combinations which contributed $36.3 million in increased expense.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended April 2, 2023 and April 3, 2022 was $50.8 million and $7.1 million, respectively. The increase in amortization expense in the three months ended April 2, 2023 compared to the prior year period was primarily due to the Combinations.
Acquisition and Integration Costs
Acquisition and integration costs were $29.7 million and $3.0 million for the three months ended April 2, 2023 and April 3, 2022, respectively. The increase in costs in the three months ended April 2, 2023 was primarily due to acquisition and integration-related costs attributable to the Combinations. Costs in the prior year period were primarily related to the pending Combinations.
Other Operating Expense, Net
Other operating expense, net was $3.8 million for the three months ended April 2, 2023, which was related to the profit share expense for our Joint Business with Grifols (acquired in connection with the Combinations) and other operating expenses.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $36.7 million and $1.0 million for the three months ended April 2, 2023 and April 3, 2022, respectively. The increase in interest expense, net in the three months ended April 2, 2023 compared to the prior year period was primarily related to the Term Loan under the Credit Agreement entered into in connection with the Combinations. See Note 8 to the unaudited Consolidated Financial Statements for more information related to our Term Loan.
Other Expense (Income), Net
Other expense (income), net was $2.9 million and $(0.9) million for the three months ended April 2, 2023 and April 3, 2022, respectively. Other expense, net in the three months ended April 2, 2023 compared to income in the three months ended April 3, 2022 was primarily related to net foreign currency losses.

Income Taxes
For the three months ended April 2, 2023 and April 3, 2022, we recognized income tax provisions of $11.2 million in relation to income before taxes of $60.0 million, and $140.7 million in relation to income before taxes of $620.6 million, respectively, resulting in effective tax rates of 18.7% and 22.7%, respectively. For the three months ended April 2, 2023, the effective tax rate was impacted by income tax benefits related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits, and foreign exchange losses, partially offset by income taxes owed in U.S. states and Global Intangible Low-Tax Income.
Segment Results
We operate under three geographically-based reportable segments: North America; EMEA; and China. Our operations in Latin America, Japan and Asia Pacific are immaterial operating segments that are not considered reportable segments and are included in “Other.”
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
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022	% Change
Total revenues	$582.8	$961.5	(39)%
Adjusted EBITDA	$278.4	$713.4	(61)%
Total revenues were $582.8 million for the three months ended April 2, 2023, compared to Total revenues of $961.5 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the impact of the Combinations contributed $283.6 million to Total revenues. The remaining decrease of $662.3 million was driven primarily by decreased demand for the QuickVue SARS Antigen assays and the Sofia SARS Antigen assay.
Adjusted EBITDA was $278.4 million for the three months ended April 2, 2023, compared to Adjusted EBITDA of $713.4 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the impact of the Combinations contributed $111.7 million to Adjusted EBITDA. The remaining decrease of $546.7 million was driven primarily by decreased COVID-19 revenues, partially offset by decreased distribution and selling costs.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022	% Change
Total revenues	$81.3	$15.2	435%
Adjusted EBITDA	$7.2	$3.5	106%
Total revenues were $81.3 million for the three months ended April 2, 2023, compared to Total revenues of $15.2 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the increase primarily related to the impact of the Combinations, which contributed $66.1 million to Total revenues.

Adjusted EBITDA was $7.2 million for the three months ended April 2, 2023, compared to Adjusted EBITDA of $3.5 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the Combinations were the primary driver of the increase, which contributed $2.9 million to Adjusted EBITDA.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022	% Change
Total revenues	$70.6	$8.7	711%
Adjusted EBITDA	$28.5	$3.8	650%
Total revenues were $70.6 million for the three months ended April 2, 2023, compared to Total revenues of $8.7 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the increase primarily related to the impact of the Combinations, which contributed $61.5 million to Total revenues.
Adjusted EBITDA was $28.5 million for the three months ended April 2, 2023, compared to Adjusted EBITDA of $3.8 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the Combinations were the primary driver of the increase, which contributed $24.7 million to Adjusted EBITDA.
Other
Total revenues and Adjusted EBITDA for Other, which includes our Latin America, Japan and Asia Pacific operating segments, were as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022	% Change
Total revenues	$111.4	$16.9	559%
Adjusted EBITDA	$21.8	$9.5	129%
Total revenues were $111.4 million for the three months ended April 2, 2023, compared to Total revenues of $16.9 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the impact of the Combinations contributed $105.0 million to Total revenues. The remaining decrease of $10.5 million was primarily due to lower Point of Care revenues, driven primarily by lower demand for QuickVue SARS Antigen and Sofia assays.
Adjusted EBITDA was $21.8 million for the three months ended April 2, 2023, compared to Adjusted EBITDA of $9.5 million for the three months ended April 3, 2022. During the three months ended April 2, 2023, the impact of the Combinations contributed $19.8 million to Adjusted EBITDA. The remaining decrease of $7.5 million was driven primarily by lower revenues.
Liquidity and Capital Resources
As of April 2, 2023 and January 1, 2023, the principal sources of liquidity consisted of the following:

(Dollars in millions)	April 2, 2023	January 1, 2023
Cash and cash equivalents	$353.9	$292.9
Marketable securities, current	42.8	52.1
Marketable securities, non-current	33.8	21.0
Total cash, cash equivalents and marketable securities	$430.5	$366.0
Amount available to borrow under the Revolving Credit Facility	$787.0	$786.9
Working capital including cash and cash equivalents and marketable securities, current	$591.1	$568.1
As of April 2, 2023, we had $353.9 million in Cash and cash equivalents, a $61.0 million increase from January 1, 2023. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. As of April 2, 2023, letters of credit issued under the Revolving Credit Facility totaled $13.0 million, which reduced the available amount under the Revolving Credit Facility to $787.0 million.
The Term Loan is subject to quarterly amortization of the principal amount on the last business day of each of our fiscal quarters. The required quarterly payments are 1.875% of the aggregate initial principal amount of the Term Loan through the fiscal second quarter of 2024, and 1.250% thereafter. The final remaining principal installment is due on the maturity date. The Term Loan and the Revolving Credit Facility will mature on May 27, 2027. We must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the Initial Measurement Period, (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of April 2, 2023.
In connection with the acquisition of the BNP Business, we paid the final installment payment of $40.0 million subsequent to April 2, 2023. As of April 2, 2023, the remaining payment was recorded at fair value as deferred consideration of $39.8 million.
On March 31, 2023, the Company entered into an amendment to its existing receivables purchase agreement (the “RPA”), by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC (“Ortho FinanceCo I”), as Seller, a wholly owned receivables financing subsidiary of the Company, Wells Fargo Bank, N.A., as administrative agent (the “Agent”), Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator (“Ortho Inc.”), Quidel Corporation, as an Originator, and certain Purchasers. Under the RPA, as amended, Ortho FinanceCo I may sell receivables in amounts up to a $150.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of Ortho FinanceCo I. Ortho Inc., in its capacity as Master Servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. The Company has also provided a performance guaranty for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho Inc. of its obligations as Master Servicer.
Cash Flow Summary

	Three Months Ended
(In millions)	April 2, 2023	April 3, 2022
Net cash provided by operating activities:	$188.9	$500.9
Net cash used for investing activities:	(68.9)	(24.7)
Net cash used for financing activities:	(59.6)	(3.4)
Effect of exchange rates on cash	0.6	(0.1)
Net increase in cash, cash equivalents and restricted cash	$61.0	$472.7
Three Months Ended April 2, 2023
Cash provided by operating activities was $188.9 million for the three months ended April 2, 2023, and reflected net income of $48.8 million and non-cash adjustments of $125.7 million, primarily associated with depreciation and amortization and stock-based compensation expense. In addition, we benefited from collections on accounts receivables, which contributed $187.2 million to Cash provided by operating activities, partially offset by other changes in working capital.
Cash used for investing activities was $68.9 million for the three months ended April 2, 2023, primarily due to $66.0 million purchases of property, plant, equipment and intangibles. We also purchased $31.6 million and sold $28.4 million of marketable securities during the three months ended April 2, 2023.

Cash used for financing activities was $59.6 million for the three months ended April 2, 2023 and was primarily related to payments on long-term borrowings of $51.9 million and payments of tax withholdings related to vesting of stock-based awards of $9.5 million.
Three Months Ended April 3, 2022
Cash provided by operating activities was $500.9 million for the three months ended April 3, 2022, and reflected net income of $479.9 million and non-cash adjustments of $34.6 million, primarily associated with depreciation and amortization, stock-based compensation expense, net change in operating lease right-of-use assets and liabilities, and accretion of interest on deferred consideration. In addition, we realized a net working capital use of $1.4 million primarily driven by an increase in accounts receivable, partially offset by an increase in income taxes payable and accounts payable.
Cash used for investing activities was $24.7 million for the three months ended April 3, 2022, and was primarily related to investments in manufacturing equipment, building improvements, Sofia, Solana® and Triage® instruments available for lease and scientific equipment. Additionally, we purchased $15.9 million and sold $13.7 million of available-for-sale securities during the three months ended April 3, 2022.
Cash used for financing activities was $3.4 million for the three months ended April 3, 2022, and was primarily related to payments of tax withholdings for vesting of stock-based awards of $6.8 million, partially offset by proceeds of $3.5 million from the issuance of common stock under our Amended and Restated 1983 Employee Stock Purchase Plan and pursuant to stock option exercises.
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
•acquisitions of property, equipment and other fixed assets in support of our manufacturing facility expansions;
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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the three months ended April 2, 2023, we transferred $35.0 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
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
In January 2023, we entered into a lease for warehouse space that has not yet commenced, with total lease payments of approximately $36 million. This lease is expected to commence during the second half of 2023 with a lease term of 5 years.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, typically prevalent during the fall and winter. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended April 2, 2023 that are expected to have a material impact on the Company’s financial statements.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. There were no material changes to our critical accounting estimates during the three months ended April 2, 2023.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest exposure relates to outstanding amounts under our Credit Agreement. Our Credit Agreement provides for variable rate borrowings of up to $2,750.0 million under the Term Loan and $800.0 million under the Revolving Credit Facility. Assuming facilities under the Credit Agreement are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our outstanding borrowings under the Credit Agreement by approximately $4.2 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Credit Agreement, see “Risk Factors—Risks Relating to Corporate Finance—Our indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
We entered into an interest rate swap agreement, commencing on May 29, 2022, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.58% and receive a variable rate of interest based on the USD-SOFR rate from the counterparty, which is reset every month through December 31, 2023. As of April 2, 2023, the notional amount of the interest rate swap was $500.0 million. We also entered into interest rate swap contracts, commencing on December 30, 2022, with a total notional value of $1.3 billion through December 29, 2023 and $1.8 billion subsequently, to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continue to evaluate our investments, our cash equivalents as of April 2, 2023 consisted primarily of government money market funds and other high credit quality debt securities. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 33% of our Total revenues for the three months ended April 2, 2023 from operations outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive gain of $30.7 million for the three months ended April 2, 2023. Foreign exchange effects from the translation of our balance sheet were not material during the three months ended April 3, 2022. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.
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
Like many multi-national companies, we have exposure to the British Pound. We are negatively impacted by a lower British Pound exchange rate from translation impact when compared to the U.S. Dollar, but we also benefit from expenses denominated in British Pound, as well as some cross-border transactions at a lower exchange rate. The magnitude of the impact is dependent on our level of operations and business volumes in the U.K., forward contract hedge positions, cross currency volume and the exchange rate.
Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies can affect our results of operations. During the three months ended April 2, 2023, we recorded net foreign currency exchange losses of $2.4 million. Net foreign currency exchange impact was not material for the three months ended April 3, 2022. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We have entered into and may continue to enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.
We have entered into foreign currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with a total notional amount of $970.7 million as of April 2, 2023, with maturity dates through December 2023. Foreign currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of April 2, 2023 and the pre-tax unrealized loss of $10.5 million is reported as a component of Other comprehensive income (loss), all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual gains upon settlement recognized in earnings during the three months ended April 2, 2023 were $0.5 million. Actual losses/gains upon settlement recognized in earnings during the three months ended April 3, 2022 were not material.
See Note 12 to the unaudited Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2023 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: As of April 2, 2023, management is in the process of integrating the internal controls of the acquired Ortho business into our existing operations as part of planned integration activities. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting as of the beginning of fiscal year 2023. There were no other changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Note 10 to the unaudited Consolidated Financial Statements is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 2, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2, 2023 - January 29, 2023	1,988	$85.69	—	$225,677,460
January 30, 2023 - February 26, 2023	92,488	88.22	—	225,677,460
February 27, 2023 - April 2, 2023	12,679	87.33	—	225,677,460
Total	107,155	$88.07	—	$225,677,460
(1) Represents shares surrendered to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On August 17, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 13, 2022)
3.3	Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed on February 23, 2023)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 5, 2022)
10.1(1)*	Special Advisor Agreement by and between Quidel Corporation and Randall Steward, dated April 5, 2023
10.2(1)*	Amended and Restated Individual Retirement Program for Werner Kroll, effective as of April 4, 2023
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of QuidelOrtho Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104	The cover page, formatted in Inline XBRL (included as Exhibit 101)
_________________________
(1)    Indicates a management plan or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2023	QUIDELORTHO CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)