Form 10-Q
period 2023-10-01
QuidelOrtho Corp
filed 2023-11-02
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 25, 2023, 66,818,718 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	October 1, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$149.3	$292.9
Marketable securities	43.9	52.1
Accounts receivable, net	331.2	453.9
Inventories	551.7	524.1
Prepaid expenses and other current assets	295.2	252.1
Total current assets	1,371.3	1,575.1
Property, plant and equipment, net	1,369.4	1,339.0
Marketable securities	11.9	21.0
Right-of-use assets	172.2	181.0
Goodwill	2,442.9	2,476.8
Intangible assets, net	2,976.5	3,123.8
Deferred tax asset	15.7	16.4
Other assets	179.2	122.7
Total assets	$8,539.1	$8,855.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253.0	$283.3
Accrued payroll and related expenses	106.8	139.2
Income tax payable	1.8	51.6
Current portion of borrowings	193.0	207.5
Other current liabilities	305.4	325.4
Total current liabilities	860.0	1,007.0
Operating lease liabilities	175.9	186.4
Long-term borrowings	2,274.6	2,430.8
Deferred tax liability	196.5	213.2
Other liabilities	65.4	83.8
Total liabilities	3,572.4	3,921.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at October 1, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 66.8 and 66.4 shares issued and outstanding at October 1, 2023 and January 1, 2023, respectively	0.1	—
Additional paid-in capital	2,839.0	2,804.3
Accumulated other comprehensive loss	(53.2)	(67.6)
Retained earnings	2,180.8	2,197.9
Total stockholders’ equity	4,966.7	4,934.6
Total liabilities and stockholders’ equity	$8,539.1	$8,855.8
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Total revenues	$744.0	$783.8	$2,255.2	$2,399.5
Cost of sales, excluding amortization of intangibles	375.9	376.3	1,142.1	912.5
Selling, marketing and administrative	194.1	204.2	575.6	407.4
Research and development	62.4	65.6	187.5	126.2
Amortization of intangible assets	51.4	50.5	153.6	78.6
Acquisition and integration costs	26.5	26.4	80.4	109.6
Other operating expenses	7.4	4.0	17.0	8.0
Operating income	26.3	56.8	99.0	757.2
Interest expense, net	37.7	29.7	110.9	41.0
Loss on extinguishment of debt	—	—	—	24.0
Other expense (income), net	4.1	(4.2)	8.0	(2.6)
(Loss) income before income taxes	(15.5)	31.3	(19.9)	694.8
(Benefit from) provision for income taxes	(2.8)	12.1	(2.8)	176.4
Net (loss) income	$(12.7)	$19.2	$(17.1)	$518.4
Basic (loss) earnings per share	$(0.19)	$0.29	$(0.26)	$9.67
Diluted (loss) earnings per share	$(0.19)	$0.28	$(0.26)	$9.56
Weighted-average shares outstanding - basic	66.9	66.9	66.8	53.6
Weighted-average shares outstanding - diluted	66.9	67.5	66.8	54.2

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net (loss) income	$(12.7)	$19.2	$(17.1)	$518.4
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(55.3)	(92.9)	(17.2)	(158.9)
Changes in unrealized gains (losses) from investments, net of tax	0.2	—	0.3	(0.6)
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains on derivative instruments	24.5	9.3	47.6	13.9
Reclassification of net realized (gains) losses on derivative instruments included in net (loss) income	(6.3)	(0.2)	(16.3)	0.7
Total change in unrealized gains from cash flow hedges, net of tax	18.2	9.1	31.3	14.6
Comprehensive (loss) income	$(49.6)	$(64.6)	$(2.7)	$373.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 1, 2023	66.4	$—	$2,804.3	$(67.6)	$2,197.9	$4,934.6
Issuance of common stock under equity compensation plans	0.3	0.1	3.8	—	—	3.9
Stock-based compensation expense	—	—	10.4	—	—	10.4
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(9.5)	—	—	(9.5)
Other comprehensive income, net of tax	—	—	—	8.3	—	8.3
Net income	—	—	—	—	48.8	48.8
Balance at April 2, 2023	66.6	0.1	2,809.0	(59.3)	2,246.7	4,996.5
Issuance of common stock under equity compensation plans	0.2	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	13.7	—	—	13.7
Tax withholdings related to vesting of stock-based awards	—	—	(3.0)	—	—	(3.0)
Other comprehensive income, net of tax	—	—	—	43.0	—	43.0
Net loss	—	—	—	—	(53.2)	(53.2)
Balance at July 2, 2023	66.8	0.1	2,825.2	(16.3)	2,193.5	5,002.5
Issuance of common stock under equity compensation plans	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	13.5	—	—	13.5
Tax withholdings related to vesting of stock-based awards	—	—	(0.5)	—	—	(0.5)
Other comprehensive loss, net of tax	—	—	—	(36.9)	—	(36.9)
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at October 1, 2023	66.8	$0.1	$2,839.0	$(53.2)	$2,180.8	$4,966.7
.

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 2, 2022	41.7	$—	$279.8	$0.4	$1,649.2	$1,929.4
Issuance of common stock under equity compensation plans	0.2	—	6.4	—	—	6.4
Stock-based compensation expense	—	—	6.2	—	—	6.2
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(6.8)	—	—	(6.8)
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	479.9	479.9
Balance at April 3, 2022	41.8	—	285.6	0.2	2,129.1	2,414.9
Issuance of common stock under equity compensation plans	0.1	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	14.7	—	—	14.7
Issuance of shares in connection with the Combinations	25.1	—	2,495.4	—	—	2,495.4
Issuance of equity replacement awards in connection with the Combinations	—	—	36.1	—	—	36.1
Tax withholdings related to vesting of stock-based awards	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss, net of tax	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	—	19.3	19.3
Balance at July 3, 2022	67.0	—	2,831.9	(60.7)	2,148.4	4,919.6
Issuance of common stock under equity compensation and benefit plans	—	—	2.6	—	—	2.6
Stock-based compensation expense	—	—	12.6	—	—	12.6
Tax withholdings related to vesting of stock-based awards	—	—	(0.6)	—	—	(0.6)
Repurchases of common stock	(1.0)	—	(74.3)	—	—	(74.3)
Other comprehensive loss, net of tax	—	—	—	(83.8)	—	(83.8)
Net income	—	—	—	—	19.2	19.2
Balance at October 2, 2022	66.0	$—	$2,772.2	$(144.5)	$2,167.6	$4,795.3

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	October 1, 2023	October 2, 2022
OPERATING ACTIVITIES
Net (loss) income	$(17.1)	$518.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	341.8	167.0
Stock-based compensation expense	39.3	36.6
Net change in operating lease right-of-use assets and liabilities	0.1	9.9
Payment of accreted interest on contingent and deferred consideration	(9.7)	(10.4)
Loss on extinguishment of debt	—	24.0
Unwind inventory fair value adjustment	—	46.6
Other non-cash, net	(4.9)	(3.7)
Changes in assets and liabilities:
Accounts receivable	124.1	181.6
Inventories	(146.0)	(97.9)
Prepaid expenses and other current and non-current assets	(35.1)	(41.3)
Accounts payable	(6.3)	9.2
Accrued payroll and related expenses	(31.0)	(3.6)
Income taxes payable	(51.3)	(9.2)
Other current and non-current liabilities	(4.1)	(111.3)
Net cash provided by operating activities	199.8	715.9
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(160.7)	(79.2)
Acquisition of businesses, net of cash and restricted cash acquired	—	(1,511.4)
Proceeds from government assistance allocated to fixed assets	10.5	15.8
Purchases of marketable securities	(50.6)	(49.4)
Proceeds from sale of marketable securities	68.3	39.3
Net cash used for investing activities	(132.5)	(1,584.9)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	8.1	5.2
Short-term borrowings, net	2.9	—
Proceeds from long-term borrowings, net of debt issuance costs	—	2,734.5
Payments on long-term borrowings and extinguishment costs	(175.7)	(2,336.1)
Payments of tax withholdings related to vesting of stock-based awards	(13.0)	(8.0)
Repurchases of common stock	—	(74.3)
Principal payments of acquisition contingent consideration	—	(4.2)
Principal payments of deferred consideration	(30.3)	(33.4)
Net cash (used for) provided by financing activities	(208.0)	283.7
Effect of exchange rates on cash	(3.3)	(4.3)
Net decrease in cash, cash equivalents and restricted cash	(144.0)	(589.6)
Cash, cash equivalents and restricted cash at beginning of period	293.9	802.8
Cash, cash equivalents and restricted cash at end of period	$149.9	$213.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$11.4	$17.4
Capital expenditures to be reimbursed under a government contract	$3.0	$—
Transfer of instrument inventories to fixed assets	$105.8	$48.6
Reduction of other current liabilities upon issuance of restricted share units	$1.9	$4.6
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
The information at October 1, 2023, and for the three and nine months ended October 1, 2023 and October 2, 2022, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for the fiscal year ended January 1, 2023 included in QuidelOrtho’s 2022 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2023 and 2022, the Company’s fiscal year will end or has ended on December 31, 2023 and January 1, 2023, respectively. For 2023 and 2022, the Company’s third quarter ended on October 1, 2023 and October 2, 2022, respectively. The three and nine months ended October 1, 2023 and October 2, 2022 each included 13 and 39 weeks, respectively.
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
Significant Accounting Policies
During the nine months ended October 1, 2023, there have been no changes to the Company’s significant accounting policies as described in the Company’s 2022 Annual Report on Form 10-K, except for the following policy, which was the result of a change in accounting estimates:
Revenue Recognition
The Company generates a portion of its revenue from sales of the QuickVue At-Home OTC COVID-19 tests to retail customers. The Company estimates the transaction price for revenue from sales to retail customers based on historical experience and current trends to evaluate when uncertainties related to right of return provisions are resolved. In prior periods, due to a lack of history on which to base an estimate of products to be returned from retailers, the Company established a reserve based on an estimate of total inventory remaining at our retailers that was subject to return.
During the three months ended October 1, 2023, the Company concluded that it had developed sufficient historical experience regarding the pattern in customer returns to be able to estimate the amount of consideration to which we expect to be entitled, excluding consideration for the products expected to be returned. Amounts received or receivable that are expected to be returned are recognized as a refund liability, which is included in Other current liabilities. The refund liability is estimated utilizing historical sale and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The refund liability is remeasured at each reporting period to reflect changes in assumptions about expected returns. Revenue from sales to retail customers amounted to approximately 3% of Total revenues for the nine months ended October 1, 2023. This change in estimate did not have a material impact on the Company’s Consolidated Financial Statements.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the nine months ended October 1, 2023 that are expected to have a material impact on the Company’s Consolidated Financial Statements.

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
The Combinations have been accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the date of the consummation of the Combinations, with Quidel considered the accounting and the legal acquirer. The assessment of the fair value of assets acquired and liabilities assumed was finalized in the second quarter of 2023. Measurement period adjustments in fiscal year 2023 decreased goodwill by $23.9 million, reflecting (i) a decrease of $22.3 million to deferred tax liability, (ii) a decrease of $2.9 million to income tax payable and (iii) a decrease of $1.3 million in deferred tax asset. The related impact to net earnings that would have been recognized in previous periods if the adjustments were recognized as of the date of the consummation of the Combinations is immaterial to the Company’s Consolidated Financial Statements.
The following unaudited supplemental pro forma financial information shows the combined results of operations of the Company as if the Combinations had occurred on January 4, 2021, the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Pro forma total revenues	$783.8	$1,032.3	$3,184.7	$2,583.5
Pro forma net income	50.2	225.2	549.5	340.2
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
Note 3. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the sum of the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of shares issuable from stock options and unvested restricted stock units (“RSUs”). Potentially dilutive shares of common stock from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.

The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic weighted-average shares of common stock outstanding	66.9	66.9	66.8	53.6
Dilutive potential shares issuable from stock options and RSUs(1)	—	0.6	—	0.6
Diluted weighted-average shares of common stock outstanding	66.9	67.5	66.8	54.2
(1) In the three and nine months ended October 1, 2023, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended	Nine Months Ended
(In millions)	October 1, 2023	October 1, 2023
Basic weighted-average shares of common stock outstanding	66.9	66.8
Dilutive potential shares issuable from stock options and RSUs	0.4	0.5
Diluted weighted-average shares of common stock outstanding	67.3	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive. These stock options and RSUs represented 1.7 million and 1.6 million shares of common stock for the three and nine months ended October 1, 2023, respectively, and 1.0 million shares of common stock for each of the three and nine months ended October 2, 2022.
Note 4. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (a “contract asset”). Contract assets are included within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023 was $53.5 million and $49.6 million, respectively.
The contract asset balance consisted of the following components, all of which related to agreements acquired by the Company in connection with the Combinations:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $3.8 million and $6.8 million as of October 1, 2023 and January 1, 2023, respectively;
•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $42.4 million and $38.5 million as of October 1, 2023 and January 1, 2023, respectively; and
•one of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured resulted in a contract asset of $7.3 million and $4.3 million as of October 1, 2023 and January 1, 2023, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and nine months ended October 1, 2023.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $34.6 million as of October 1, 2023 and $76.4 million as of January 1, 2023. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $13.5 million and $9.4 million as of October 1, 2023 and January 1, 2023, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of January 1, 2023 that was recorded in Total revenues during the three and nine months ended October 1, 2023 was $2.4 million and $70.9 million, respectively.
Joint Business with Grifols
In connection with the Combinations, the Company acquired the ongoing collaboration arrangement (the “Joint Business”) between Ortho and Grifols Diagnostic Solutions, Inc. (“Grifols”), under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $8.9 million and $38.6 million during the three and nine months ended October 1, 2023, respectively, and $7.9 million and $13.5 million during the three and nine months ended October 2, 2022, respectively. These amounts included the Company’s portion of the pre-tax net profit of $7.3 million and $14.0 million during the three and nine months ended October 1, 2023, respectively, and $5.2 million and $8.8 million during the three and nine months ended October 2, 2022, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of (Loss) Income. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $1.6 million and $24.6 million during the three and nine months ended October 1, 2023, respectively, and $2.7 million and $4.7 million during the three and nine months ended October 2, 2022, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Labs	$341.4	$334.8	$1,073.5	$505.5
Transfusion Medicine	163.9	163.1	483.1	231.3
Point of Care	233.1	270.5	675.4	1,580.6
Molecular Diagnostics	5.6	15.4	23.2	82.1
Total revenues	$744.0	$783.8	$2,255.2	$2,399.5
Concentration of Revenue and Credit Risk
For the nine months ended October 1, 2023, no customers individually accounted for more than 10% of Total revenues. For the nine months ended October 2, 2022, one customer and one distributor represented 27% and 10%, respectively, of Total revenues.
As of October 1, 2023 and January 1, 2023, customers with a balance due in excess of 10% of Accounts receivable, net totaled $99.4 million and $161.9 million, respectively. Revenue related to our respiratory products accounted for 25% and 24% of Total revenues for the three and nine months ended October 1, 2023, respectively, and 30% and 63% for the three and nine months ended October 2, 2022, respectively.

Note 5. Segment and Geographic Information
Total revenues by reportable segment are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
North America	$465.2	$517.6	$1,426.8	$1,917.3
EMEA	74.5	73.7	236.4	131.0
China	81.1	80.8	233.0	163.1
Other	123.2	111.7	359.0	188.1
Total revenues	$744.0	$783.8	$2,255.2	$2,399.5
In the fourth quarter of 2022, the Company revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact the Company as a whole. Prior periods have been revised to align with the current period presentation. The following table sets forth Adjusted EBITDA by segment and the reconciliations to (Loss) income before income taxes for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
North America	$253.4	$293.5	$708.1	$1,246.1
EMEA	10.2	17.2	22.7	33.4
China	37.3	45.0	96.0	84.2
Other	31.2	29.8	89.3	64.1
Total segment Adjusted EBITDA	332.1	385.5	916.1	1,427.8
Corporate (1)	(162.9)	(158.7)	(388.3)	(341.9)
Interest expense, net	(37.7)	(29.7)	(110.9)	(41.0)
Depreciation and amortization	(113.1)	(104.2)	(341.8)	(167.0)
Acquisition and integration costs	(26.5)	(26.4)	(80.4)	(109.6)
Amortization of deferred cloud computing implementation costs	(2.8)	(1.6)	(5.9)	(3.9)
Impairment of long-lived assets	(2.2)	—	(3.2)	—
Loss on investments	(1.0)	—	(1.2)	(0.8)
EU medical device regulation transition costs (2)	(0.4)	(0.6)	(1.9)	(1.0)
Unwind inventory fair value adjustment	—	(35.4)	—	(46.6)
Employee compensation charges	—	(1.0)	—	(1.5)
Loss on extinguishment of debt	—	—	—	(24.0)
Derivative mark-to-market gain	—	3.4	—	4.4
Tax indemnification income	0.1	0.3	0.2	0.3
Other adjustments	(1.1)	(0.3)	(2.6)	(0.4)
(Loss) income before income taxes	$(15.5)	$31.3	$(19.9)	$694.8
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
(2) Represents incremental consulting costs and research and development (“R&D”) manufacturing site costs to align compliance of the Company’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022 onwards.

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
For the three months ended October 1, 2023, the Company recognized an income tax benefit of $2.8 million in relation to loss before income taxes of $15.5 million, resulting in an effective benefit tax rate of 18.1%. For the three months ended October 2, 2022, the Company recognized a provision for income taxes of $12.1 million in relation to income before income taxes of $31.3 million, resulting in an effective tax rate of 38.7%. For the three months ended October 1, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Tax Income, partially offset by non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits and foreign exchange losses. For the three months ended October 2, 2022, the effective tax rate was impacted primarily by income taxes owed in certain U.S. states.
For the nine months ended October 1, 2023, the Company recognized an income tax benefit of $2.8 million in relation to loss before income taxes of $19.9 million, resulting in an effective benefit tax rate of 14.1%. For the nine months ended October 2, 2022, the Company recognized a provision for income taxes of $176.4 million in relation to income before income taxes of $694.8 million, resulting in an effective tax rate of 25.4%. For the nine months ended October 1, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to net operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Tax Income, partially offset by non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits and foreign exchange losses. For the nine months ended October 2, 2022, the effective tax rate was primarily impacted by incomes taxes owed in certain U.S. states.
The balance of unrecognized tax benefits at October 1, 2023, not including interest and penalties, was $38.7 million, of which $27.5 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At October 1, 2023, the Company had approximately $8.5 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $14.2 million.
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
Indemnification Assets
On January 16, 2014, Ortho entered into a stock and asset purchase agreement of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities, which, together with their subsidiaries, comprised the Ortho business from Johnson & Johnson. The agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $16.4 million and $16.8 million as of October 1, 2023 and January 1, 2023, respectively, and is included as a component of Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. The Company recorded $0.3 million and $1.0 million of interest and penalties during the three and nine months ended October 1, 2023, respectively, and $0.3 million and $0.4 million during the three and nine months ended October 2, 2022, respectively.

Note 7. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	October 1, 2023	January 1, 2023
Cash and cash equivalents	$149.3	$292.9
Restricted cash included in Other assets	0.6	1.0
Cash, cash equivalents and restricted cash	$149.9	$293.9
Marketable Securities
The following table is a summary of marketable securities:

	October 1, 2023			January 1, 2023
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$32.8	$(0.2)	$32.6	$40.5	$(0.5)	$40.0
Corporate asset-backed securities	7.8	—	7.8	6.7	—	6.7
U.S. government securities	—	—	—	2.0	—	2.0
Agency bonds	1.5	—	1.5	1.0	—	1.0
Sovereign government bonds	2.0	—	2.0	1.9	—	1.9
Foreign and other	—	—	—	0.5	—	0.5
Total marketable securities, current	44.1	(0.2)	43.9	52.6	(0.5)	52.1
Corporate bonds, non-current	8.8	(0.1)	8.7	13.3	(0.1)	13.2
Corporate asset-backed securities, non-current	3.2	—	3.2	7.9	(0.1)	7.8
Agency bonds, non-current	—	—	—	—	—	—
Total marketable securities	$56.1	$(0.3)	$55.8	$73.8	$(0.7)	$73.1
Accounts Receivable, Net
Accounts receivables primarily consisted of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	October 1, 2023	January 1, 2023
Accounts receivable	$419.1	$543.0
Allowance for contract rebates and discounts	(75.2)	(77.1)
Allowance for doubtful accounts	(12.7)	(12.0)
Total accounts receivable, net	$331.2	$453.9

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	October 1, 2023	January 1, 2023
Raw materials	$197.9	$185.2
Work-in-process (materials, labor and overhead)	104.7	82.7
Finished goods (materials, labor and overhead)	295.5	295.1
Total inventories (1)	$598.1	$563.0

Inventories	$551.7	$524.1
Other assets (2)	46.4	38.9
Total inventories	$598.1	$563.0
(1) Includes adjustment of approximately $39 million in the nine months ended October 1, 2023 due to changes in estimates to decrease inventory obsolescence reserves from the prior period.
(2) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	October 1, 2023	January 1, 2023
Income taxes and other tax receivables	$93.1	$38.6
Prepaid expenses	92.2	96.7
Contract assets	53.5	49.6
Other receivables	42.4	44.3
Derivatives	10.9	22.0
Other	3.1	0.9
Total prepaid expenses and other current assets	$295.2	$252.1
Goodwill
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at January 1, 2023	$1,547.7	$358.6	$118.1	$452.4	$2,476.8
Purchase accounting adjustments	(13.4)	(4.1)	(1.3)	(5.1)	(23.9)
Foreign currency translation	(0.1)	(4.1)	(6.4)	0.6	(10.0)
Balance at October 1, 2023	$1,534.2	$350.4	$110.4	$447.9	$2,442.9

Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	October 1, 2023	January 1, 2023
Accrued commissions, rebates and returns	$51.5	$57.5
Accrued other taxes payable	39.7	9.3
Deferred revenue	34.6	76.4
Accrued interest	32.2	1.4
Operating lease liabilities	26.3	24.4
Derivatives	6.7	19.7
Deferred consideration	—	39.3
Other	114.4	97.4
Total other current liabilities	$305.4	$325.4
Note 8. Borrowings
The components of borrowings were as follows:

(In millions)	October 1, 2023	January 1, 2023
Term Loan	$2,472.2	$2,646.9
Financing lease obligation	0.5	0.8
Other short-term borrowings	2.9	—
Other long-term borrowings	0.7	1.2
Unamortized deferred financing costs	(8.7)	(10.6)
Total borrowings	2,467.6	2,638.3
Less: current portion	(193.0)	(207.5)
Long-term borrowings	$2,274.6	$2,430.8
The credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto (the “Credit Agreement”) consists of a $2,750.0 million senior secured term loan facility (the “Term Loan”) and an $800.0 million revolving credit facility (the “Revolving Credit Facility” and with the Term Loan, the “Financing”). As of October 1, 2023 and January 1, 2023, there were no amounts outstanding under the Revolving Credit Facility. As of October 1, 2023, letters of credit issued under the Revolving Credit Facility totaled $12.9 million, which reduced the available amount under the Revolving Credit Facility to $787.1 million. During the nine months ended October 1, 2023, the Company made $174.7 million in payments on the Term Loan, including a voluntary prepayment of $20.0 million.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the first four fiscal quarters ending after the closing date of the Credit Agreement (the “Initial Measurement Period”), (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of October 1, 2023.

The following table provides the detailed amounts within Interest expense, net for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Term Loan	$45.7	$27.9	$130.8	$36.3
Revolving Credit Facility	0.9	0.6	1.9	1.0
Amortization of deferred financing costs	0.9	0.9	2.5	1.2
Derivative instruments and other	(8.5)	0.6	(20.2)	3.5
Interest income	(1.3)	(0.3)	(4.1)	(1.0)
Interest expense, net	$37.7	$29.7	$110.9	$41.0
Note 9. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of sales	$1.2	$0.8	$3.3	$2.0
Research and development	1.6	1.3	4.2	3.8
Selling, marketing and administrative	10.3	7.2	27.5	20.5
Acquisition and integration costs	4.0	6.9	13.1	24.2
Total stock-based compensation expense	$17.1	$16.2	$48.1	$50.5
The table above includes compensation expense related to liability-classified awards of $3.0 million and $8.8 million for the three and nine months ended October 1, 2023, respectively, and $3.0 million and $13.9 million for the three and nine months ended October 2, 2022, respectively, which has been or is expected to be settled in cash. These awards primarily represent the $7.14 per share cash-settled portion of the replacement awards issued in connection with the Combinations.
The Company granted 253 thousand stock options during the nine months ended October 1, 2023. As of October 1, 2023, total unrecognized compensation expense related to stock options was approximately $20.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years. The maximum contractual term of the Company’s stock options is ten years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Risk-free interest rate	3.52%	1.99%
Expected option life (in years)	5.53	4.89
Volatility rate	57%	58%
Dividend rate	0%	0%
Weighted-average grant date fair value	$48.17	$50.86
In January 2023, the Compensation Committee of the Company’s Board of Directors approved a modification to the vesting terms of certain stock options that were previously granted by Ortho to certain Ortho employees, such that the stock options will vest on December 31, 2023. The modification resulted in an additional $2.9 million and $8.0 million of stock-based compensation expense recognized during the three and nine months ended October 1, 2023, respectively. The total unrecognized expense relating to unvested shares for these stock options as of October 1, 2023 was $3.1 million and will be recognized through December 31, 2023.

The Company granted 609 thousand RSUs during the nine months ended October 1, 2023. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the nine months ended October 1, 2023 and October 2, 2022 was $87.14 and $97.52, respectively. The total amount of unrecognized compensation expense related to non-vested RSUs as of October 1, 2023 was approximately $78.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	October 1, 2023				January 1, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2.0	$—	$—	$2.0	$0.6	$2.1	$—	$2.7
Marketable securities	—	55.8	—	55.8	2.0	71.1	—	73.1
Derivative assets	—	49.9	—	49.9	—	22.0	—	22.0
Total assets measured at fair value	$2.0	$105.7	$—	$107.7	$2.6	$95.2	$—	$97.8
Liabilities:
Derivative liabilities	$—	$6.7	$—	$6.7	$—	$21.8	$—	$21.8
Contingent consideration	—	—	0.1	0.1	—	—	0.1	0.1
Deferred consideration	—	—	—	—	—	39.3	—	39.3
Total liabilities measured at fair value	$—	$6.7	$0.1	$6.8	$—	$61.1	$0.1	$61.2
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended October 1, 2023 and fiscal year 2022.
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
In connection with the acquisition of the B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers from Alere Inc., the Company paid its last annual installment of $40.0 million during the nine months ended October 1, 2023.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,444.4 million at October 1, 2023, compared to the carrying amount, excluding debt issuance costs, of $2,472.2 million. The estimated fair value of the Company’s borrowings under the Term Loan was $2,630.3 million at January 1, 2023, compared to the carrying amount, excluding debt issuance costs, of $2,646.9 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive (loss) income (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gains of $29.0 million as of October 1, 2023 are expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of October 1, 2023, all of which were interest rate swaps:

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
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts and may use option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, South Korean Won, Swiss Franc and the Thai Baht.
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $2.0 million as of October 1, 2023 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense (income), net.
The following table provides details of the currency hedging instruments outstanding as of October 1, 2023:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$127.0	Cash Flow Hedge
Foreign currency forward contracts	$616.9	Non-designated
The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within Accumulated other comprehensive (loss) income (“AOCI”) for the three and nine months ended October 1, 2023 and October 2, 2022:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Income	Amount of Loss (Gain) Reclassified From AOCI Into Income
Three Months Ended October 1, 2023
Foreign currency forward contracts (sales)	$(1.0)	Total revenues	$1.8
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.4
Interest rate derivatives	$(28.0)	Interest expense, net	$(8.5)

Nine Months Ended October 1, 2023
Foreign currency forward contracts (sales)	$0.7	Total revenues	$2.7
Foreign currency forward contracts (purchases)	$(2.2)	Cost of sales, excluding amortization of intangibles	$2.1
Interest rate derivatives	$(54.1)	Interest expense, net	$(21.1)

Three Months Ended October 2, 2022
Foreign currency forward contracts (sales)	$(2.6)	Total revenues	$(0.7)
Foreign currency forward contracts (purchases)	$(0.6)	Cost of sales, excluding amortization of intangibles	$(0.1)
Interest rate derivatives	$(7.9)	Interest expense, net	$0.4
Nine Months Ended October 2, 2022
Foreign currency forward contracts (sales)	$(5.0)	Total revenues	$(0.9)
Foreign currency forward contracts (purchases)	$(0.8)	Cost of sales, excluding amortization of intangibles	$(0.1)
Interest rate derivatives	$(11.0)	Interest expense, net	$1.7
Fair value (gains) and losses on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense (income), net. Fair value losses were $0.2 million for the three months ended October 1, 2023 and fair value gains were $0.3 million for the nine months ended October 1, 2023. Fair value losses on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense (income), net and were $2.7 million and $3.0 million for the three and nine months ended October 2, 2022, respectively.

Fair value gains on interest rate derivatives, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense (income), net and were $3.4 million and $4.4 million for the three and nine months ended October 2, 2022, respectively.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023:

(In millions)	October 1, 2023	January 1, 2023
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$4.9	$15.9
Other assets	$39.0	$—
Other liabilities	$—	$2.1
Foreign currency forward contracts:
Prepaid expenses and other current assets	$2.1	$4.6
Other current liabilities	$3.4	$14.3

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	$3.9	$1.5
Other current liabilities	$3.3	$5.4
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

Note 14. Accumulated Other Comprehensive Loss
The following table summarizes the changes in Accumulated other comprehensive loss by component:

	Three Months Ended October 1, 2023
(In millions)	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at July 2, 2023	$0.7	$14.6	$(0.4)	$(31.2)	$(16.3)
Current period deferrals (1)	—	24.5	0.2	(55.3)	(30.6)
Amounts reclassified to net income	—	(6.3)	—	—	(6.3)
Net change	—	18.2	0.2	(55.3)	(36.9)
Balance at October 1, 2023	$0.7	$32.8	$(0.2)	$(86.5)	$(53.2)

	Nine Months Ended October 1, 2023
	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$0.7	$1.5	$(0.5)	$(69.3)	$(67.6)
Current period deferrals (1)	—	47.6	0.3	(17.2)	30.7
Amounts reclassified to net income	—	(16.3)	—	—	(16.3)
Net change	—	31.3	0.3	(17.2)	14.4
Balance at October 1, 2023	$0.7	$32.8	$(0.2)	$(86.5)	$(53.2)

	Three Months Ended October 2, 2022
(In millions)	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2022	$5.5	$(0.7)	$(65.5)	$(60.7)
Current period deferrals (2)	9.3	—	(92.9)	(83.6)
Amounts reclassified to net income	(0.2)	—	—	(0.2)
Net change	9.1	—	(92.9)	(83.8)
Balance at October 2, 2022	$14.6	$(0.7)	$(158.4)	$(144.5)

	Nine Months Ended October 2, 2022
	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2022	$—	$(0.1)	$0.5	$0.4
Current period deferrals (2)	13.9	(0.6)	(158.9)	(145.6)
Amounts reclassified to net income	0.7	—	—	0.7
Net change	14.6	(0.6)	(158.9)	(144.9)
Balance at October 2, 2022	$14.6	$(0.7)	$(158.4)	$(144.5)
(1) Includes tax impact of $4.6 million and $8.0 million related to cash flow hedges for the three and nine months ended October 1, 2023, respectively.
(2) Includes tax impact of $1.7 million and $2.8 million related to cash flow hedges for the three and nine months ended October 2, 2022, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q (the “Quarterly Report”), all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our commercial and other strategic goals, industry prospects, our expected results of operations or financial position, and future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ from those set forth or implied in the forward-looking statements: the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations (as defined in this Quarterly Report); supply chain, production, logistics, distribution and labor disruptions and challenges; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
Overview
Our vision is to advance diagnostics to power a healthier future. With our expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, we aim to provide clarity to clinicians and patients to help create better health outcomes. Our global infrastructure and commercial reach support our customers across more than 130 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. We operate globally with manufacturing facilities in the U.S. and U.K. and with sales centers, administrative offices and warehouses located throughout the world.
We currently sell our products directly to end users through a direct sales force and through a network of distributors, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies, wellness screening centers, other point-of-care settings, blood banks and donor centers, as well as for individual, non-professional, over-the-counter use. We reached new markets as we introduced our QuickVue At-Home OTC COVID-19 test for at-home consumer use, school districts, health departments and many other locations.
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

On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. For additional information about the Combinations, see Note 2 to the Consolidated Financial Statements.
For the nine months ended October 1, 2023, Total revenues decreased by 6% to $2,255.2 million as compared to the same period in the prior year. Currency exchange rates had a favorable impact of 100 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the nine months ended October 1, 2023 and October 2, 2022, revenues related to our respiratory products accounted for approximately 24% and 63% of our Total revenues, respectively, primarily driven by sales of our COVID-19 products. For the nine months ended October 1, 2023, no customers individually accounted for more than 10% of our Total revenues. For the nine months ended October 2, 2022, one customer and one distributor each represented 10% or more of our Total revenues.
COVID-19 Pandemic
The healthcare challenge and other impacts surrounding the SARS-CoV-2 virus that emerged in late 2019 and the global pandemic that followed presented significant business uncertainty and had a dramatic impact on businesses globally, including ours. On April 10, 2023, H.J.Res. 7 was signed into law, which ended the national emergency in the U.S. related to the COVID-19 pandemic. As the COVID-19 pandemic transitions to an endemic state, the degree to which it will continue to impact our business operations, strategy, financial condition and results of operations depends on future developments that are uncertain and difficult to predict.
Supply Chains
During the last few years, as a result of the COVID-19 pandemic and other macroeconomic and geopolitical conditions—including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility and changes in monetary policy—we have experienced shortages and delays in receiving certain raw materials and other components for our products and have experienced logistics and distribution challenges, as well as challenges in labor availability and rising labor costs, all of which have affected our ability to fulfill customer orders, including instrument placements, on a timely basis. While we have made notable improvements throughout 2023, these supply, production, logistics, distribution and labor disruptions and challenges have impacted, and we expect will continue for some period of time to impact, our operations.
Some of our raw materials are available from a limited number of sources. During 2022 and through the third quarter of 2023, we have encountered some increasing pressures on raw material pricing. To mitigate these supply chain challenges, we continue to (i) partner with suppliers to invest in additional capacity and raw material inventory, (ii) diversify our supply base, where possible, to minimize reliance on a single source of supply for key raw materials and components and (iii) create redundancy in our global supply chain. In addition, we routinely evaluate our supply chain for potential gaps and continue to take other steps intended to help address continuity. In our distribution operations, we have been investing in and implementing automation capabilities to help improve accuracy and timeliness of customer shipments.
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
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, respiratory syncytial virus (“RSV”) and COVID-19, as well as the ongoing supply, production and logistics challenges.
Demand for our respiratory products, which includes our COVID-19 products, declined during the first nine months of 2023 compared to prior periods due to the end of the U.S. public health emergency regarding COVID-19 and the transition of COVID-19 from a pandemic to an endemic environment. For the remainder of the year, we expect demand for our respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the seasonal demands of the cold, flu and RSV seasons, which are typically more prevalent during the fall and winter.
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
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Labs	$341.4	$334.8	2%	$1,073.5	$505.5	112%
Transfusion Medicine	163.9	163.1	—%	483.1	231.3	109%
Point of Care	233.1	270.5	(14)%	675.4	1,580.6	(57)%
Molecular Diagnostics	5.6	15.4	(64)%	23.2	82.1	(72)%
Total revenues	$744.0	$783.8	(5)%	$2,255.2	$2,399.5	(6)%
For the three months ended October 1, 2023, Total revenues decreased to $744.0 million from $783.8 million for the same period in the prior year. Labs and Transfusion Medicine revenue increased 1% compared to the prior year. The decrease in Point of Care revenue of $37.4 million was driven primarily by lower demand for QuickVue SARS Antigen assays, partially offset by an increase in sales of Sofia SARS Antigen assays. Molecular Diagnostics sales decreased by $9.8 million, primarily driven by decreased demand for the Lyra SARS Antigen assay. Currency exchange rates did not significantly impact the growth rate for the three months ended October 1, 2023.
For the nine months ended October 1, 2023, Total revenues decreased to $2,255.2 million from $2,399.5 million for the same period in the prior year. The increases in Labs and Transfusion Medicine revenue were primarily related to incremental revenues from the Combinations. Additionally, the increase in Labs revenue also included a $19.2 million settlement award from a third party related to one of our collaboration agreements. The Point of Care business unit contributed to revenue decline, driven by decreases of $783.0 million in sales of QuickVue SARS Antigen assays and $121.2 million in sales of Sofia SARS Antigen assays. Molecular Diagnostics sales decreased by $58.9 million, driven primarily by lower demand for the Lyra SARS Antigen assay. Currency exchange rates had a favorable impact of approximately 100 basis points on the growth rate for the nine months ended October 1, 2023.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $375.9 million, or 50.5% of Total revenues, for the three months ended October 1, 2023, compared to $376.3 million, or 48.0% of Total revenues, for the three months ended October 2, 2022. Cost of sales, excluding amortization of intangible assets, was impacted by revenue decline and a shift in product mix. During the three months ended October 2, 2022, we recorded $35.4 million of expense related to the unwind of the inventory fair value adjustment related to the Combinations.
Cost of sales, excluding amortization of intangible assets, increased to $1,142.1 million, or 50.6% of Total revenues, for the nine months ended October 1, 2023, compared to $912.5 million, or 38.0% of Total revenues, for the nine months ended October 2, 2022. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by incremental revenues in the Labs and Transfusion Medicine business units as a result of the Combinations, partially offset by decreases in sales of QuickVue and Sofia SARS Antigen assays as well as decreases in other indirect manufacturing costs. We also recorded $46.6 million of expense related to the unwind of the inventory fair value adjustment related to the Combinations during the nine months ended October 2, 2022.

Operating Expenses
The following table summarizes operating expenses for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	October 1, 2023	% of Total Revenues	October 2, 2022	% of Total Revenues	October 1, 2023	% of Total Revenues	October 2, 2022	% of Total Revenues
Selling, marketing and administrative	$194.1	26.1%	$204.2	26.1%	$575.6	25.5%	$407.4	17.0%
Research and development	62.4	8.4%	65.6	8.4%	187.5	8.3%	126.2	5.3%
Amortization of intangible assets	51.4	6.9%	50.5	6.4%	153.6	6.8%	78.6	3.3%
Acquisition and integration costs	26.5	3.6%	26.4	3.4%	80.4	3.6%	109.6	4.6%
Other operating expense, net	7.4	1.0%	4.0	0.5%	17.0	0.8%	8.0	0.3%
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended October 1, 2023 decreased by $10.1 million, or 4.9%, to $194.1 million from $204.2 million for the same period in the prior year, primarily due to employee compensation costs.
Selling, marketing and administrative expenses for the nine months ended October 1, 2023 increased by $168.2 million, or 41.3%, to $575.6 million from $407.4 million for the same period in the prior year, primarily due to the incremental impact of the Combinations, partially offset by freight expense due to lower sales and shipment volume and employee compensation costs.
Research and Development Expense
Research and development expense for the three months ended October 1, 2023 decreased by $3.2 million, or 4.9%, to $62.4 million from $65.6 million for the same period in the prior year, primarily due to lower costs related to outside services.
Research and development expense for the nine months ended October 1, 2023 increased by $61.3 million, or 48.6%, to $187.5 million from $126.2 million for the same period in the prior year, primarily due to the incremental impact of the Combinations, as well as increased costs related to the development of our Savanna, QuickVue OTC assays and Sofia products.
Amortization of Intangible Assets
Amortization of intangible assets was $51.4 million and $153.6 million for the three and nine months ended October 1, 2023, respectively, and $50.5 million and $78.6 million for the three and nine months ended October 2, 2022, respectively. The increase in amortization expense in the nine months ended October 1, 2023 compared to the prior year period was primarily due to the Combinations.
Acquisition and Integration Costs
Acquisition and integration costs were $26.5 million and $80.4 million for the three and nine months ended October 1, 2023, respectively, and $26.4 million and $109.6 million for the three and nine months ended October 2, 2022, respectively. The decrease in costs in the nine months ended October 1, 2023 compared to the prior year period was primarily due to acquisition costs attributable to the Combinations.
Other Operating Expense, Net
Other operating expense, net was $7.4 million and $17.0 million for the three and nine months ended October 1, 2023, respectively, and $4.0 million and $8.0 million for the three and nine months ended October 2, 2022, respectively. Other operating expense, net was primarily related to the profit share expense for our Joint Business with Grifols, which we acquired in connection with the Combinations.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $37.7 million and $29.7 million for the three months ended October 1, 2023 and October 2, 2022, respectively. Interest expense, net was $110.9 million and $41.0 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. The increase in interest expense, net in the three and nine months ended October 1, 2023 compared to the prior year periods was primarily related to the Term Loan under the Credit Agreement entered into in connection with the Combinations. See Note 8 to the Consolidated Financial Statements for more information related to our Term Loan.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $24.0 million for the nine months ended October 2, 2022, and was related to the satisfaction and discharge of the senior notes and termination of the former term loans and revolving credit facility of Ortho, which occurred in connection with the consummation of the Combinations.
Other Expense (Income), Net
Other expense (income), net was an expense of $4.1 million and $8.0 million for the three and nine months ended October 1, 2023, respectively, and income of $4.2 million and $2.6 million for the three and nine months ended October 2, 2022, respectively. Other expense (income), net in the three and nine months ended October 1, 2023 and October 2, 2022 was primarily related to net foreign currency losses.
Income Taxes
For the three months ended October 1, 2023, we recognized an income tax benefit of $2.8 million in relation to loss before income taxes of $15.5 million, resulting in an effective benefit tax rate of 18.1%. For the three months ended October 2, 2022, we recognized a provision for income taxes of $12.1 million in relation to income before income taxes of $31.3 million, resulting in an effective tax rate of 38.7%. For the three months ended October 1, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Tax Income, partially offset by non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits and foreign exchange losses. For the three months ended October 2, 2022, the effective tax rate was impacted primarily by income taxes owed in certain U.S. states.
For the nine months ended October 1, 2023, we recognized an income tax benefit of $2.8 million in relation to loss before income taxes of $19.9 million, resulting in an effective benefit tax rate of 14.1%. For the nine months ended October 2, 2022, the Company recognized a provision for income taxes of $176.4 million in relation to income before income taxes of $694.8 million, resulting in an effective tax rate of 25.4%. For the nine months ended October 1, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to net operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Tax Income, partially offset by non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits and foreign exchange losses. For the nine months ended October 2, 2022, the effective tax rate was primarily impacted by income taxes owed in certain U.S. states.
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
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net (loss) income before Interest expense, net, (Benefit from) provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain noncash, unusual or other items that are included in Net (loss) income and that we do not consider indicative of our ongoing operating performance. See Note 5 to the Consolidated Financial Statements for a reconciliation of Adjusted EBITDA by reportable segment to (Loss) income before income taxes.

North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Total revenues	$465.2	$517.6	(10)%	$1,426.8	$1,917.3	(26)%
Adjusted EBITDA	$253.4	$293.5	(14)%	$708.1	$1,246.1	(43)%
Total revenues were $465.2 million for the three months ended October 1, 2023, compared to Total revenues of $517.6 million for the three months ended October 2, 2022. The decrease was primarily driven by lower demand for QuickVue and Lyra SARS Antigen assays, partially offset by increased sales of Sofia SARS Antigen assays.
Total revenues were $1,426.8 million for the nine months ended October 1, 2023, compared to Total revenues of $1,917.3 million for the nine months ended October 2, 2022. The decrease was primarily driven by lower demand for QuickVue and Sofia SARS Antigen assays, partially offset by incremental revenues of $433.8 million from the Combinations.
Adjusted EBITDA was $253.4 million for the three months ended October 1, 2023, compared to Adjusted EBITDA of $293.5 million for the three months ended October 2, 2022. The decrease was primarily driven by lower demand for QuickVue SARS Antigen assays, partially offset by decreased distribution and selling costs.
Adjusted EBITDA was $708.1 million for the nine months ended October 1, 2023, compared to Adjusted EBITDA of $1,246.1 million for the nine months ended October 2, 2022. The decrease was primarily driven by lower demand for QuickVue SARS Antigen assays, partially offset by decreased distribution and selling costs and approximately $160 million of incremental impact of the Combinations.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Total revenues	$74.5	$73.7	1%	$236.4	$131.0	80%
Adjusted EBITDA	$10.2	$17.2	(41)%	$22.7	$33.4	(32)%
Total revenues were $74.5 million for the three months ended October 1, 2023, which increased slightly compared to Total revenues of $73.7 million for the three months ended October 2, 2022.
Total revenues were $236.4 million for the nine months ended October 1, 2023, compared to Total revenues of $131.0 million for the nine months ended October 2, 2022. The increase was primarily driven by incremental revenues of $110.1 million from the Combinations, partially offset by a decrease in Point of Care revenue.
Adjusted EBITDA was $10.2 million for the three months ended October 1, 2023, compared to Adjusted EBITDA of $17.2 million for the three months ended October 2, 2022. The decrease was primarily driven by lower Point of Care revenue.
Adjusted EBITDA was $22.7 million for the nine months ended October 1, 2023, compared to Adjusted EBITDA of $33.4 million for the nine months ended October 2, 2022. The decrease was primarily driven by lower Point of Care revenue.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Total revenues	$81.1	$80.8	—%	$233.0	$163.1	43%
Adjusted EBITDA	$37.3	$45.0	(17)%	$96.0	$84.2	14%
Total revenues were $81.1 million for the three months ended October 1, 2023, which increased slightly compared to Total revenues of $80.8 million for the three months ended October 2, 2022.
Total revenues were $233.0 million for the nine months ended October 1, 2023, compared to Total revenues of $163.1 million for the nine months ended October 2, 2022. The increase was primarily driven by incremental revenues of $95.0 million from the Combinations, partially offset by lower Point of Care revenue, primarily related to decreased demand for QuickVue SARS Antigen assays.
Adjusted EBITDA was $37.3 million for the three months ended October 1, 2023, compared to Adjusted EBITDA of $45.0 million for the three months ended October 2, 2022. The decrease was primarily driven by a shift in product mix.
Adjusted EBITDA was $96.0 million for the nine months ended October 1, 2023, compared to Adjusted EBITDA of $84.2 million for the nine months ended October 2, 2022. The increase was primarily driven by approximately $29 million of incremental impact of the Combinations, partially offset by lower Point of Care revenue and a shift in product mix.
Other
Total revenues and Adjusted EBITDA for Other, which includes our Latin America, Japan and Asia Pacific operating segments, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Total revenues	$123.2	$111.7	10%	$359.0	$188.1	91%
Adjusted EBITDA	$31.2	$29.8	5%	$89.3	$64.1	39%
Total revenues were $123.2 million for the three months ended October 1, 2023, compared to Total revenues of $111.7 million for the three months ended October 2, 2022. The increase was primarily driven by higher Labs revenue.
Total revenues were $359.0 million for the nine months ended October 1, 2023, compared to Total revenues of $188.1 million for the nine months ended October 2, 2022. The increase was primarily driven by incremental revenues of $177.1 million from the Combinations, partially offset by lower Point of Care revenue.
Adjusted EBITDA was $31.2 million for the three months ended October 1, 2023, compared to Adjusted EBITDA of $29.8 million for the three months ended October 2, 2022. The increase was primarily driven by higher Labs revenue.
Adjusted EBITDA was $89.3 million for the nine months ended October 1, 2023, compared to Adjusted EBITDA of $64.1 million for the nine months ended October 2, 2022. The increase was primarily driven by approximately $37 million of incremental impact of the Combinations, partially offset by lower Point of Care revenue.
Liquidity and Capital Resources
As of October 1, 2023 and January 1, 2023, our principal sources of liquidity consisted of the following:

(Dollars in millions)	October 1, 2023	January 1, 2023
Cash and cash equivalents	$149.3	$292.9
Marketable securities, current	43.9	52.1
Marketable securities, non-current	11.9	21.0
Total cash, cash equivalents and marketable securities	$205.1	$366.0
Amount available to borrow under the Revolving Credit Facility	$787.1	$786.9
Working capital including cash and cash equivalents and marketable securities, current	$511.3	$568.1
As of October 1, 2023, we had $149.3 million in Cash and cash equivalents, a $143.6 million decrease from January 1, 2023. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. As of October 1, 2023 and January 1, 2023, there were no amounts outstanding under the Revolving Credit Facility. As of October 1, 2023, letters of credit issued under the Revolving Credit Facility totaled $12.9 million, which reduced the available amount under the Revolving Credit Facility to $787.1 million.
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
During the nine months ended October 1, 2023, we made $174.7 million in payments on our Term Loan, including a voluntary prepayment of $20.0 million.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for the Initial Measurement Period, (b) 4.00 to 1.00 for the first four fiscal quarters ending after the Initial Measurement Period and (c) 3.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of October 1, 2023.
On March 31, 2023, we entered into an amendment to our existing receivables purchase agreement (the “RPA”), by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC (“Ortho FinanceCo I”), as Seller, our wholly owned receivables financing subsidiary, Wells Fargo Bank, N.A., as administrative agent (the “Agent”), Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator (“Ortho Inc.”), Quidel Corporation, as an Originator, and certain Purchasers. Under the RPA, as amended, Ortho FinanceCo I may sell receivables in amounts up to a $150.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of Ortho FinanceCo I. Ortho Inc., in its capacity as Master Servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. We have also provided a performance guaranty for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho Inc. of its obligations as Master Servicer.
Cash Flow Summary

	Nine Months Ended
(In millions)	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$199.8	$715.9
Net cash used for investing activities	(132.5)	(1,584.9)
Net cash (used for) provided by financing activities	(208.0)	283.7
Effect of exchange rates on cash	(3.3)	(4.3)
Net decrease in cash, cash equivalents and restricted cash	$(144.0)	$(589.6)
Nine Months Ended October 1, 2023
Cash provided by operating activities was $199.8 million for the nine months ended October 1, 2023, and reflected a net loss of $17.1 million and non-cash adjustments of $366.6 million, primarily associated with depreciation and amortization, stock-based compensation expense and accretion of interest on deferred consideration. In addition, we benefited from collections on accounts receivables, which contributed $124.1 million to Cash provided by operating activities, offset by other changes in working capital, including $146.0 million cash outflows for inventories.
Cash used for investing activities was $132.5 million for the nine months ended October 1, 2023, and was primarily related to $160.7 million in purchases of property, plant, equipment, investments and intangibles. We also purchased $50.6 million and sold $68.3 million of marketable securities.
Cash used for financing activities was $208.0 million for the nine months ended October 1, 2023, and was primarily related to payments on long-term borrowings of $175.7 million, payments for deferred consideration of $30.3 million and payments of tax withholdings related to vesting of stock-based awards of $13.0 million.
Nine Months Ended October 2, 2022
Cash provided by operating activities was $715.9 million for the nine months ended October 2, 2022, and reflected net income of $518.4 million and non-cash adjustments of $270.0 million, primarily associated with depreciation and amortization, stock-

based compensation expense, net change in operating lease right-of-use assets and liabilities, accretion of interest on contingent and deferred consideration, loss on extinguishment of debt and amortization of the inventory fair value step up initially recorded in connection with the Combinations. In addition, we benefited from collections on accounts receivables, which contributed $181.6 million to Cash provided by operating activities, partially offset by net cash outflows related to inventories, accounts payable and other current and non-current liabilities.
Cash used for investing activities was $1,584.9 million for the nine months ended October 2, 2022, and was primarily related to the Combinations. Additionally, we purchased $79.2 million of property, equipment, investments and intangibles and received $15.8 million of proceeds from government assistance allocated to fixed assets. We also purchased $49.4 million and sold $39.3 million of marketable securities.
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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the nine months ended October 1, 2023, we transferred $105.8 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.

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
In January 2023, we entered into a lease for warehouse space that has not yet commenced, with total lease payments of approximately $36 million. This lease is expected to commence during the fourth quarter of 2023 or the first quarter of 2024 with a lease term of five years.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold, flu and RSV seasons, which are typically more prevalent during the fall and winter. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold, flu and RSV seasons.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the nine months ended October 1, 2023 that are expected to have a material impact on the Company’s financial statements.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserve for contractual rebates, returns, goodwill and intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Other than the change in accounting estimates described in Note 1 to our Consolidated Financial Statements, there were no material changes to our critical accounting estimates during the nine months ended October 1, 2023.
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
We entered into an interest rate swap agreement, commencing on May 29, 2022, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.58% and receive a variable rate of interest based on the USD-SOFR rate from the counterparty, which is reset every month through December 31, 2023. As of October 1, 2023, the notional amount of the interest rate swap was $500.0 million. We also entered into interest rate swap contracts, commencing on December 30, 2022, with a total notional value of $1.3 billion, which is expected to increase to $1.8 billion on December 29, 2023, to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continue to evaluate our investments, our cash equivalents as of October 1, 2023 consisted primarily of government money market funds and other high credit quality debt securities. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 39% and 38% of our Total revenues for the three and nine months ended October 1, 2023, respectively, from operations outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $55.3 million and $17.2 million for the three and nine months ended October 1, 2023, respectively. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $92.9 million and $158.9 million for the three and nine months ended October 2, 2022, respectively. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.
In the majority of our jurisdictions, we earn revenue and incur costs in the currency used in such jurisdiction. We incur significant costs in foreign currencies, including Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, South Korean Won, Swiss Franc and the Thai Baht. As a result, movements in exchange rates cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates.
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
Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies can affect our results of operations. During the three and nine months ended October 1, 2023, we recorded net foreign currency exchange losses of $1.8 million and $4.8 million, respectively. During the three and nine months ended October 2, 2022, we recorded net foreign currency exchange gains of $0.2 million and losses of $2.2 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We have entered into and may continue to enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.
We have entered into foreign currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with a total notional amount of $743.9 million as of October 1, 2023, with maturity dates through December 2023. Foreign currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of October 1, 2023 and the pre-tax unrealized loss of $2.0 million is reported as a component of Other comprehensive (loss) income, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses upon settlement recognized in earnings during the three and nine months ended October 1, 2023 were $2.2 million and $4.8 million, respectively. Actual gains upon settlement recognized in earnings during the three and nine months ended October 2, 2022 were $0.8 million and $1.0 million, respectively.
See Note 12 to the Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 1, 2023 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Note 10 to the Consolidated Financial Statements is incorporated herein by reference.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 1, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3, 2023 - July 30, 2023	1,235	$86.16	—	$225,677,460
July 31, 2023 - August 27, 2023	2,900	77.53	—	225,677,460
August 28, 2023 - October 1, 2023	2,785	75.84	—	225,677,460
Total	6,920	$78.39	—	$225,677,460
(1) Represents shares surrendered to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On August 17, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
(a)None.
(b)None.
(c)During the last fiscal quarter, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101	The following financial statements, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104	The cover page, formatted in Inline XBRL (included as Exhibit 101)
_________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2023	QUIDELORTHO CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)