Form 10-Q
period 2024-03-31
QuidelOrtho Corp
filed 2024-05-09
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 1, 2024, 66,971,816 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$78.5	$118.9
Marketable securities	—	48.4
Accounts receivable, net	271.7	303.3
Inventories	583.1	577.8
Prepaid expenses and other current assets	279.1	262.1
Total current assets	1,212.4	1,310.5
Property, plant and equipment, net	1,441.3	1,443.8
Marketable securities	—	7.4
Right-of-use assets	180.5	169.6
Goodwill	734.8	2,492.0
Intangible assets, net	2,887.3	2,934.3
Deferred tax asset	24.9	25.9
Other assets	222.1	179.6
Total assets	$6,703.3	$8,563.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249.6	$294.8
Accrued payroll and related expenses	108.9	84.8
Income tax payable	9.5	11.1
Current portion of borrowings	161.1	139.8
Other current liabilities	250.7	303.3
Total current liabilities	779.8	833.8
Operating lease liabilities	181.8	172.8
Long-term borrowings	2,241.0	2,274.8
Deferred tax liability	125.6	192.2
Other liabilities	67.4	83.6
Total liabilities	3,395.6	3,557.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 66.8 and 66.7 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	2,852.0	2,848.0
Accumulated other comprehensive loss	(26.2)	(30.0)
Retained earnings	481.8	2,187.8
Total stockholders’ equity	3,307.7	5,005.9
Total liabilities and stockholders’ equity	$6,703.3	$8,563.1
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31, 2024	April 2, 2023
Total revenues	$711.0	$846.1
Cost of sales, excluding amortization of intangibles	378.9	397.5
Selling, marketing and administrative	204.7	202.4
Research and development	59.2	62.3
Amortization of intangible assets	51.7	50.8
Acquisition and integration costs	22.6	29.7
Goodwill impairment charge	1,743.9	—
Other operating expenses	8.0	3.8
Operating (loss) income	(1,758.0)	99.6
Interest expense, net	39.0	36.7
Other expense, net	1.9	2.9
(Loss) income before income taxes	(1,798.9)	60.0
(Benefit from) provision for income taxes	(92.9)	11.2
Net (loss) income	$(1,706.0)	$48.8
Basic (loss) earnings per share	$(25.50)	$0.73
Diluted (loss) earnings per share	$(25.50)	$0.73
Weighted-average shares outstanding - basic	66.9	66.6
Weighted-average shares outstanding - diluted	66.9	67.1

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net (loss) income	$(1,706.0)	$48.8
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(20.8)	30.7
Changes in unrealized gains from investments, net of tax	—	0.2
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains (losses) on derivative instruments	30.5	(16.9)
Reclassification of net realized gains on derivative instruments included in net income	(5.9)	(5.7)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	24.6	(22.6)
Comprehensive (loss) income	$(1,702.2)	$57.1

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.2	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(5.8)	—	—	(5.8)
Other comprehensive income, net of tax	—	—	—	3.8	—	3.8
Net loss	—	—	—	—	(1,706.0)	(1,706.0)
Balance at March 31, 2024	66.8	$0.1	$2,852.0	$(26.2)	$481.8	$3,307.7

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 1, 2023	66.4	$—	$2,804.3	$(67.6)	$2,197.9	$4,934.6
Issuance of common stock under equity compensation plans	0.3	0.1	3.8	—	—	3.9
Stock-based compensation expense	—	—	10.4	—	—	10.4
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(9.5)	—	—	(9.5)
Other comprehensive income, net of tax	—	—	—	8.3	—	8.3
Net income	—	—	—	—	48.8	48.8
Balance at April 2, 2023	66.6	$0.1	$2,809.0	$(59.3)	$2,246.7	$4,996.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
OPERATING ACTIVITIES
Net (loss) income	$(1,706.0)	$48.8
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	114.9	114.2
Goodwill impairment charge	1,743.9	—
Stock-based compensation expense	9.0	11.0
Net change in operating lease right-of-use assets and liabilities	0.2	0.1
Change in deferred tax assets and liabilities	(73.9)	(0.1)
Other non-cash, net	(2.5)	0.5
Changes in assets and liabilities:
Accounts receivable	26.4	187.2
Inventories	(37.7)	(37.3)
Prepaid expenses and other current and non-current assets	(0.8)	(55.1)
Accounts payable	(10.7)	(21.4)
Accrued payroll and related expenses	25.7	(29.6)
Income taxes payable	(27.7)	(32.7)
Other current and non-current liabilities	(61.5)	3.3
Net cash (used for) provided by operating activities	(0.7)	188.9
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(66.1)	(66.0)
Proceeds from government assistance allocated to fixed assets	—	0.3
Purchases of marketable securities	(7.2)	(31.6)
Proceeds from sale of marketable securities	63.1	28.4
Other payments	(10.0)	—
Net cash used for investing activities	(20.2)	(68.9)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.5	1.8
Short-term borrowings, net	(1.3)	—
Revolving credit facility, net	40.0	—
Payments on long-term borrowings	(51.9)	(51.9)
Payments of tax withholdings related to vesting of stock-based awards	(5.8)	(9.5)
Net cash used for financing activities	(18.5)	(59.6)
Effect of exchange rates on cash	(1.1)	0.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(40.5)	61.0
Cash, cash equivalents and restricted cash at beginning of period	119.5	293.9
Cash, cash equivalents and restricted cash at end of period	$79.0	$354.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$7.6	$19.8
Transfer of instrument inventories to fixed assets	$37.8	$35.0
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$0.3	$1.9
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of QuidelOrtho Corporation and its subsidiaries (the “Company” or “QuidelOrtho”) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report for definitions of terms used throughout the document.
The information at March 31, 2024, and for the three months ended March 31, 2024 and April 2, 2023, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2023 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2024 and 2023, the Company’s fiscal year will end or has ended on December 29, 2024 and December 31, 2023, respectively. For 2024 and 2023, the Company’s first quarter ended on March 31, 2024 and April 2, 2023, respectively. The three months ended March 31, 2024 and April 2, 2023 each included 13 weeks.
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
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended March 31, 2024 that are expected to have a material impact on the Company’s Consolidated Financial Statements.
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
Basic weighted-average shares of common stock outstanding	66.9	66.6
Dilutive potential shares issuable from stock options and RSUs(1)	—	0.5
Diluted weighted-average shares of common stock outstanding	66.9	67.1

(1) In the three months ended March 31, 2024, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

Three Months Ended
(In millions)	March 31, 2024
Basic weighted-average shares of common stock outstanding	66.9
Dilutive potential shares issuable from stock options and RSUs	0.4
Diluted weighted-average shares of common stock outstanding	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 1.9 million shares of common stock for the three months ended March 31, 2024, and 0.9 million shares of common stock for the three months ended April 2, 2023.
Note 3. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (a “contract asset”). Contract assets are included within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 was $41.9 million and $46.2 million, respectively.
The contract asset balance consisted of the following components:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $1.9 million as of December 31, 2023. There was no contract asset remaining as of March 31, 2024;
•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $41.9 million and $41.8 million as of March 31, 2024 and December 31, 2023, respectively; and
•one of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured resulted in a contract asset of $2.5 million as of December 31, 2023. There was no contract asset remaining as of March 31, 2024.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three months ended March 31, 2024 and April 2, 2023.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $33.9 million and $36.8 million as of March 31, 2024 and December 31, 2023, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $14.2 million and $13.9 million as of March 31, 2024 and December 31, 2023, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 31, 2023 that was recorded in Total revenues during the three months ended March 31, 2024 was $19.4 million.

Joint Business with Grifols
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $8.1 million and $23.6 million during the three months ended March 31, 2024 and April 2, 2023, respectively. These amounts included the Company’s portion of the pre-tax net profit of $5.0 million and $1.2 million during the three months ended March 31, 2024 and April 2, 2023, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of (Loss) Income. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $3.1 million and $22.4 million during the three months ended March 31, 2024 and April 2, 2023, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
Labs	$356.9	$370.7
Transfusion Medicine	160.3	155.9
Point of Care	186.6	308.1
Molecular Diagnostics	7.2	11.4
Total revenues	$711.0	$846.1
Concentration of Revenue and Credit Risk
For the three months ended March 31, 2024, one distributor represented 11% of Total revenues. For the three months ended April 2, 2023, one customer represented 11% of Total revenues.
As of March 31, 2024, no customers had a balance due in excess of 10% of Accounts receivable, net. As of December 31, 2023, customers with a balance due in excess of 10% of Accounts receivable, net totaled $63.5 million. Revenue related to our respiratory products accounted for 19% and 31% of Total revenues for the three months ended March 31, 2024 and April 2, 2023, respectively.
Note 4. Segment and Geographic Information
The Company operates in three geographically-based reportable segments: North America, EMEA and China.
Effective January 1, 2024, Japan and Asia Pacific operating segments were combined into one operating segment: JPAC. The CODM reviews the Company’s performance and allocates resources based on five operating segments: North America, EMEA, China, Latin America and JPAC. North America, EMEA and China are the Company’s reportable segments; Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.”
Total revenues by reportable segment are as follows:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
North America	$433.9	$582.8
EMEA	84.8	81.3
China	76.1	70.6
Other	116.2	111.4
Total revenues	$711.0	$846.1

The following table sets forth Adjusted EBITDA by segment and the reconciliations to (Loss) income before income taxes for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
North America	$218.8	$278.4
EMEA	12.8	7.2
China	24.7	28.5
Other	32.0	21.8
Total segment Adjusted EBITDA	288.3	335.9
Corporate (1)	(156.3)	(90.6)
Interest expense, net	(39.0)	(36.7)
Depreciation and amortization	(114.9)	(114.2)
Goodwill impairment charge	(1,743.9)	—
Acquisition and integration costs	(22.6)	(29.7)
Employee compensation charges	(5.6)	—
Amortization of deferred cloud computing implementation costs	(2.9)	(1.6)
EU medical device regulation transition costs (2)	(0.6)	(0.8)
Impairment of long-lived assets	—	(0.5)
Tax indemnification expense	—	(0.3)
Other adjustments	(1.4)	(1.5)
(Loss) income before income taxes	$(1,798.9)	$60.0
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
Note 5. Income Taxes
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
For the three months ended March 31, 2024, the Company recognized an income tax benefit of $92.9 million in relation to loss before income taxes of $1,798.9 million, resulting in an effective tax rate of 5.2%. For the three months ended April 2, 2023, the Company recognized a provision for income taxes of $11.2 million in relation to income before income taxes of $60.0 million, resulting in an effective tax rate of 18.7%. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that are nondeductible for tax purposes. For the three months ended April 2, 2023, the effective tax rate was impacted by income tax benefits related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits, and foreign exchange losses, partially offset by income taxes owed in certain U.S. states and Global Intangible Low-Tax Income.
The balance of unrecognized tax benefits at March 31, 2024, not including interest and penalties, was $28.8 million, of which $21.6 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2024, the Company had approximately $3.8 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $11.9 million.

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
Indemnification Assets
Ortho is currently under audit in certain jurisdictions for tax years under the responsibility of Johnson & Johnson. Pursuant to the stock and asset purchase agreement entered into by Ortho and Johnson & Johnson in January 2014, Johnson & Johnson retained all income tax liabilities accrued as of the date of acquisition, including reserves for unrecognized tax benefits. Accordingly, all tax liabilities related to these tax years will be indemnified by Johnson & Johnson. The indemnification receivable from Johnson & Johnson totaled $3.0 million as of March 31, 2024 and December 31, 2023, and is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet.
Note 6. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$78.5	$118.9
Restricted cash included in Other assets	0.5	0.6
Cash, cash equivalents and restricted cash	$79.0	$119.5
Marketable Securities
The Company had no marketable securities outstanding as of March 31, 2024. The following table is a summary of marketable securities as of December 31, 2023:

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$38.1	$(0.1)	$38.0
Corporate asset-backed securities	8.9	—	8.9
Agency bonds	1.5	—	1.5
Total marketable securities, current	48.5	(0.1)	48.4
Corporate bonds, non-current	4.5	—	4.5
Corporate asset-backed securities, non-current	0.9	—	0.9
Sovereign government bonds, non-current	2.0	—	2.0
Total marketable securities	$55.9	$(0.1)	$55.8
Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	March 31, 2024	December 31, 2023
Accounts receivable	$354.2	$395.1
Allowance for contract rebates and discounts	(67.3)	(77.2)
Allowance for doubtful accounts	(15.2)	(14.6)
Total accounts receivable, net	$271.7	$303.3

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$221.0	$212.7
Work-in-process (materials, labor and overhead)	84.0	92.3
Finished goods (materials, labor and overhead)	313.3	318.1
Total inventories	$618.3	$623.1

Inventories	$583.1	$577.8
Other assets (1)	35.2	45.3
Total inventories	$618.3	$623.1
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Income taxes and other tax receivables	$131.9	$104.7
Prepaid expenses	66.0	67.0
Contract assets	41.9	46.2
Other receivables	30.6	34.2
Derivatives	6.1	6.9
Other	2.6	3.1
Total prepaid expenses and other current assets	$279.1	$262.1
Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Accrued commissions, rebates and returns	$66.1	$63.8
Deferred revenue	33.9	36.8
Operating lease liabilities	28.8	26.7
Accrued other taxes payable	22.5	17.9
Derivatives	9.5	12.1
Accrued interest	1.4	30.3
Other	88.5	115.7
Total other current liabilities	$250.7	$303.3
Note 7. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at December 31, 2023	$1,743.9	$582.4	$85.7	$80.0	$2,492.0
Impairment charge	(1,743.9)	—	—	—	(1,743.9)
Foreign currency translation	—	(8.1)	(1.0)	(4.2)	(13.3)
Balance at March 31, 2024	$—	$574.3	$84.7	$75.8	$734.8

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter and monitors throughout the year for impairment triggering events that indicate that the carrying value of one or more of its reporting units exceeds its fair value.
During the three months ended March 31, 2024, the Company concluded that (i) the sustained decline in the Company’s stock price and market capitalization occurred during the three months ended March 31, 2024, (ii) the faster than expected decline in COVID-19 and flu markets, and (iii) the recent delay in the timing of expected commercialization for Savanna were triggering events requiring an interim goodwill impairment assessment for all reporting units.
Based on the Company’s interim goodwill impairment assessment, the Company concluded that the North America reporting unit’s carrying value exceeded its estimated fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $1.7 billion in the first quarter of 2024 for the North America reporting unit, which represented a full impairment of the goodwill allocated to the North America reporting unit. The decline in the estimated fair value of the North America reporting unit and the resulting impairment was primarily driven by revised short-term and mid-term forecasts for revenue and EBITDA expectations in North America.
The estimated fair values of the EMEA, Latin America and JPAC reporting units as of the interim testing date exceeded their respective carrying values. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) ranged from approximately 30% to 150%. Due to the significant excess of fair value over carrying value of these reporting units, they are less sensitive to changes in forecast assumptions. To evaluate the sensitivity of the fair value calculations used in the interim goodwill impairment test for the EMEA, Latin America and JPAC reporting units, the Company applied a hypothetical 5% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 5% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 25% to 140%.
The quantitative goodwill impairment assessment for all reporting units consisted of a fair value calculation that combines an income approach, using a discounted cash flow method, and a market approach, using the guideline public company method. The quantitative goodwill impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows are based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting units. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of revenue and EBITDA for a group of benchmark companies.
The Company believes the assumptions that were used in the quantitative goodwill impairment assessment are reasonable and consistent with assumptions that would be used by other marketplace participants.
The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Given the indications of possible impairment that occurred during the three months ended March 31, 2024, the Company tested its North America long-lived asset group for recoverability and impairment as of March 31, 2024. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for the North America long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of March 31, 2024.

Note 8. Borrowings
The components of borrowings were as follows:

(In millions)	March 31, 2024	December 31, 2023
Term Loan	$2,368.6	$2,420.2
Revolving Credit Facility	40.0	—
Financing lease obligation	0.2	0.4
Other short-term borrowings	0.3	1.6
Other long-term borrowings	0.4	0.4
Unamortized deferred financing costs	(7.4)	(8.0)
Total borrowings	2,402.1	2,414.6
Less: current portion	(161.1)	(139.8)
Long-term borrowings	$2,241.0	$2,274.8
The Credit Agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $13.0 million and $40.0 million borrowings outstanding, was $747.0 million as of March 31, 2024. During the three months ended March 31, 2024, the Company made $51.6 million in payments on the Term Loan.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates.
On April 25, 2024, the Company entered into Amendment No. 2 (the “Amendment”), by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amends the Credit Agreement. The Amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of March 31, 2024.
The following table provides the detailed amounts within Interest expense, net for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
Term Loan	$44.5	$40.9
Revolving Credit Facility	1.8	0.5
Amortization of deferred financing costs	0.8	0.8
Derivative instruments and other	(7.2)	(4.5)
Interest income	(0.9)	(1.0)
Interest expense, net	$39.0	$36.7

Note 9. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
Cost of sales	$1.2	$1.0
Selling, marketing and administrative	5.1	7.2
Research and development	1.0	1.3
Acquisition and integration costs	1.8	4.5
Total stock-based compensation expense	$9.1	$14.0
The table above includes compensation expense related to liability-classified awards of $3.0 million for the three months ended April 2, 2023, which has been or is expected to be settled in cash. Amounts related to the three months ended March 31, 2024 were not material.
Note 10. Commitments and Contingencies
On April 12, 2024, a purported stockholder of the Company filed a putative class action complaint under the federal securities laws against the Company and three of its current and former executives. The complaint, which is captioned Bristol County Retirement System v. QuidelOrtho Corporation, et al., Case No. 1:24-cv-02804-MKV (S.D.N.Y.) (the “Bristol County Complaint”), asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its Savanna RVP4 assay. The Bristol County Complaint seeks a judgment determining that the lawsuit can be maintained as a class action and awarding the plaintiff and putative class damages, pre- and post-judgment interest, attorneys’ and experts’ fees, and costs.
On April 25, 2024, a purported stockholder of the Company filed a stockholder derivative complaint, purportedly on behalf of the Company, against the members of the Company’s Board of Directors and three of its current and former executives. The complaint, which is captioned Matthew Whitfield v. Kenneth F. Buechler, Ph.D., et al., Case No. 1:24-cv-03176-MKV (S.D.N.Y.) (the “Whitfield Complaint”), asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its Savanna RVP4 assay. The Whitfield Complaint seeks a judgment awarding compensatory and punitive damages against the individual defendants, directing an accounting by the individual defendants, and awarding the costs and disbursements of the action, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.
The Company believes that the claims asserted in the Bristol County and Whitfield Complaints are without merit. Nevertheless, the outcomes of these lawsuits are uncertain and cannot be predicted with any certainty. Accordingly, at this time, the Company is not able to estimate a possible loss or range of loss that may result from these lawsuits or to determine whether such loss, if any, would have a material adverse effect on its business, financial condition, results of operations or liquidity.
From time to time, the Company is involved in other litigation and legal proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to its business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which the Company is not able to estimate a possible loss or range of loss, the Company is not able to determine whether the loss will have a material adverse effect on its business, financial condition, results of operations or liquidity.
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

Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 31, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	—	—	—	—	—	55.8	—	55.8
Derivative assets	—	29.5	—	29.5	—	6.9	—	6.9
Total assets measured at fair value	$—	$29.5	$—	$29.5	$—	$62.7	$—	$62.7
Liabilities:
Derivative liabilities	$—	$9.5	$—	$9.5	$—	$27.5	$—	$27.5
Contingent consideration	—	—	0.1	0.1	—	—	0.1	0.1
Total liabilities measured at fair value	$—	$9.5	$0.1	$9.6	$—	$27.5	$0.1	$27.6
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and fiscal year 2023.
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
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,356.8 million at March 31, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,368.6 million. The estimated fair value of the Company’s borrowings under the Term Loan was $2,396.0 million at December 31, 2023, compared to the carrying amount, excluding debt issuance costs, of $2,420.2 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gains of $20.5 million as of March 31, 2024 are expected to be reclassified from OCI to earnings in the next 12 months.

The following table summarizes the Company’s interest rate derivative agreements as of March 31, 2024, all of which were interest rate swaps:

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
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts and may use option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Czech Koruna, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, South Korean Won, Swiss Franc and Thai Baht.
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $3.4 million as of March 31, 2024 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of March 31, 2024:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$331.4	Cash Flow Hedge
Foreign currency forward contracts	$726.6	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three months ended March 31, 2024 and April 2, 2023:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Income	Amount of Loss (Gain) Reclassified From AOCI Into Income
Three Months Ended March 31, 2024
Foreign currency forward contracts (sales)	$(2.8)	Total revenues	$1.3
Foreign currency forward contracts (purchases)	$0.8	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$(35.0)	Interest expense, net	$(7.2)

Three Months Ended April 2, 2023
Foreign currency forward contracts (sales)	$2.1	Total revenues	$(0.9)
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$0.4
Interest rate derivatives	$20.9	Interest expense, net	$(5.2)
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in exchange rates. In fiscal year 2023, the Company entered into forward contracts that are designated as hedges of the net investment in foreign operations. The unrealized gains or losses on these contracts are recorded in translation adjustment within OCI, and remain in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The Company excludes certain portions of the change in fair value of its derivative instruments from the assessment of hedge effectiveness (excluded components). Changes in fair value of the excluded components are recognized in OCI. The Company recognizes in earnings the initial value of the excluded components on a straight-line basis over the life of the derivative instrument.
The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of (Loss) Income are shown below:

	Amount of Pre-tax (Gain) Loss Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense (Income), Net for Amounts Excluded from Effectiveness Testing
Three Months Ended March 31, 2024
Net Investment Hedging Relationships
Foreign exchange contracts	$(11.0)	$(2.0)
Fair value (gains) and losses on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were not material for the three months ended March 31, 2024 and April 2, 2023.

The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$0.3	$0.2
Other assets	23.4	—
Other liabilities	—	6.9
Foreign currency forward contracts:
Prepaid expenses and other current assets	4.2	3.2
Other current liabilities	7.2	9.4
Other liabilities	—	8.5

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	1.6	3.5
Other current liabilities	2.3	2.7
Note 13. Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI by component:

	Three Months Ended March 31, 2024
	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(1.3)	$(9.8)	$—	$(18.9)	$(30.0)
Current period deferrals (1)	—	30.5	—	(20.8)	9.7
Amounts reclassified to Net (loss) income	—	(5.9)	—	—	(5.9)
Net change	—	24.6	—	(20.8)	3.8
Balance at March 31, 2024	$(1.3)	$14.8	$—	$(39.7)	$(26.2)

	Three Months Ended April 2, 2023
	Pension and Other Post- employment Benefits	Cash Flow Hedges	Available-for-Sale Investments	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$0.7	$1.5	$(0.5)	$(69.3)	$(67.6)
Current period deferrals (2)	—	(16.9)	0.2	30.7	14.0
Amounts reclassified to Net (loss) income	—	(5.7)	—	—	(5.7)
Net change	—	(22.6)	0.2	30.7	8.3
Balance at April 2, 2023	$0.7	$(21.1)	$(0.3)	$(38.6)	$(59.3)
(1) Includes tax impact of $6.5 million related to cash flow hedges for the three months ended March 31, 2024.
(2) Includes tax impact of $6.1 million related to cash flow hedges for the three months ended April 2, 2023.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our commercial, integration and other strategic goals, industry prospects, our expected results of operations or financial position, and future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ from those set forth or implied in the forward-looking statements: supply chain, production, logistics, distribution and labor disruptions and challenges; the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
Information Available on Our Website
This Quarterly Report and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website, www.quidelortho.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time, we may use our website as a channel of distribution of material information related to the Company. Financial and other material information regarding the Company is routinely posted on and accessible at https://ir.quidelortho.com/. The information contained on or connected to our website is not deemed to be incorporated by reference into this Quarterly Report or filed with or furnished to the SEC and should not be considered part of this Quarterly Report.
Overview
Our vision is to advance diagnostics to power a healthier future. With our expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, we aim to support clarity for clinicians and patients to help create better health outcomes. Our global infrastructure and commercial reach support our customers across more than 130 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. We operate globally with manufacturing facilities in the U.S. and U.K. and with sales centers, administrative offices and warehouses located throughout the world.
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC (Japan and Asia Pacific) are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine, Point of Care and Molecular Diagnostics.
For the three months ended March 31, 2024, Total revenues decreased by 16% to $711.0 million as compared to the same period in the prior year, primarily driven by variability of our U.S. respiratory products. Currency exchange rates had an unfavorable impact of 100 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the three months ended March 31, 2024 and April 2, 2023, revenues related to our respiratory products accounted for approximately 19% and 31% of our Total revenues, respectively.
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
We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the seasonal demands of the respiratory seasons, which are typically more prevalent during the fall and winter.
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
While we expect the revenues and financial results from our non-respiratory and respiratory products to be affected by the highly competitive environment and seasonal demands of the respiratory seasons, we intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products and services into the market.
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
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023	% Change
Labs	$356.9	$370.7	(4)%
Transfusion Medicine	160.3	155.9	3%
Point of Care	186.6	308.1	(39)%
Molecular Diagnostics	7.2	11.4	(37)%
Total revenues	$711.0	$846.1	(16)%
For the three months ended March 31, 2024, Total revenues decreased to $711.0 million from $846.1 million for the same period in the prior year. Labs revenue decreased by $13.8 million, primarily due to a $20.7 million settlement award from a third party related to one of our collaboration agreements in the prior year period. The Point of Care business unit contributed to revenue decline, driven by a decrease of $156.4 million in sales of QuickVue SARS Antigen assays primarily due to a COVID-19 government award in the prior year period, partially offset by an increase of $35.2 million in sales of Sofia SARS Antigen assays. Molecular Diagnostics sales decreased by $4.2 million, driven primarily by lower demand. Currency exchange rates had an unfavorable impact of approximately 100 basis points on the growth rate for the three months ended March 31, 2024.

Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $378.9 million, or 53.3% of Total revenues, for the three months ended March 31, 2024, compared to $397.5 million, or 47.0% of Total revenues, for the three months ended April 2, 2023. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by a prior year period COVID-19 government award, along with the corresponding inventory release of $39 million, partially offset by an increase in sales of Sofia SARS Antigen assays.
Operating Expenses
The following table summarizes operating expenses for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
(Dollars in millions)	March 31, 2024	% of Total Revenues	April 2, 2023	% of Total Revenues
Selling, marketing and administrative	$204.7	28.8%	$202.4	23.9%
Research and development	59.2	8.3%	62.3	7.4%
Amortization of intangible assets	51.7	7.3%	50.8	6.0%
Acquisition and integration costs	22.6	3.2%	29.7	3.5%
Goodwill impairment charge	1,743.9	N/M	—	N/M
Other operating expenses	8.0	1.1%	3.8	0.4%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended March 31, 2024 increased by $2.3 million, or 1.1%, to $204.7 million from $202.4 million for the same period in the prior year.
Research and Development Expense
Research and development expense for the three months ended March 31, 2024 decreased by $3.1 million, or 5.0%, to $59.2 million from $62.3 million for the same period in the prior year.
Amortization of Intangible Assets
Amortization of intangible assets was $51.7 million and $50.8 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
Acquisition and Integration Costs
Acquisition and integration costs were $22.6 million and $29.7 million for the three months ended March 31, 2024 and April 2, 2023, respectively. The decrease in costs in the three months ended March 31, 2024 compared to the prior year period was primarily due to decreases in consulting costs and compensation related charges.
Goodwill Impairment Charge
During the three months ended March 31, 2024, we identified a triggering event requiring an interim goodwill impairment assessment for our reporting units. As a result, we recognized a non-cash goodwill impairment charge of $1.7 billion for the North America reporting unit. Refer to Item 1, "Financial Statements—Note 7. Goodwill and Intangible Assets, Net” for more information.
Other Operating Expenses
Other operating expenses were $8.0 million and $3.8 million for the three months ended March 31, 2024 and April 2, 2023, respectively. Other operating expenses were primarily related to the profit share expense for our Joint Business with Grifols.

Non-operating Expenses
Interest Expense, Net
Interest expense, net was $39.0 million and $36.7 million for the three months ended March 31, 2024 and April 2, 2023, respectively. See Item 1, "Financial Statements—Note 8. Borrowings” for more information.
Other Expense, Net
Other expense, net was $1.9 million and $2.9 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
Income Taxes
For the three months ended March 31, 2024, we recognized an income tax benefit of $92.9 million in relation to loss before income taxes of $1,798.9 million, resulting in an effective benefit tax rate of 5.2%. For the three months ended April 2, 2023, we recognized a provision for income taxes of $11.2 million in relation to income before income taxes of $60.0 million, resulting in an effective tax rate of 18.7%. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that are nondeductible for tax purposes. For the three months ended April 2, 2023, the effective tax rate was impacted by income tax benefits related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, R&D credits, foreign tax credits, and foreign exchange losses, partially offset by income taxes owed in certain U.S. states and Global Intangible Low-Tax Income.
Segment Results
We operate under three geographically-based reportable segments: North America, EMEA and China. Our operations in Latin America and JPAC (Japan and Asia Pacific) are immaterial operating segments that are not considered reportable segments and are included in “Other.”
The key indicators that we monitor are as follows:
•Total revenues — This measure is discussed in the section entitled “Results of Operations.”
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net (loss) income before Interest expense, net, (Benefit from) provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net (loss) income and that we do not consider indicative of our ongoing operating performance. See Item 1, "Financial Statements—Note 4. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to (Loss) income before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023	% Change
Total revenues	$433.9	$582.8	(26)%
Adjusted EBITDA	$218.8	$278.4	(21)%
Total revenues were $433.9 million for the three months ended March 31, 2024, compared to $582.8 million for the three months ended April 2, 2023. The decrease was primarily driven by a COVID-19 government award in the prior year period, partially offset by an increase in revenues for Sofia SARS Antigen assays.
Adjusted EBITDA was $218.8 million for the three months ended March 31, 2024, compared to $278.4 million for the three months ended April 2, 2023. The decrease was primarily driven by a prior year period COVID-19 government award, along with the corresponding inventory release of $39 million, partially offset by an increase in revenues for Sofia SARS Antigen assays.

EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023	% Change
Total revenues	$84.8	$81.3	4%
Adjusted EBITDA	$12.8	$7.2	78%
Total revenues were $84.8 million for the three months ended March 31, 2024, compared to $81.3 million for the three months ended April 2, 2023, primarily driven by an increase in Labs and Transfusion Medicine revenues.
Adjusted EBITDA was $12.8 million for the three months ended March 31, 2024, compared to $7.2 million for the three months ended April 2, 2023, primarily driven by an increase in Labs and Transfusion Medicine revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023	% Change
Total revenues	$76.1	$70.6	8%
Adjusted EBITDA	$24.7	$28.5	(13)%
Total revenues were $76.1 million for the three months ended March 31, 2024, compared to $70.6 million for the three months ended April 2, 2023, primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $24.7 million for the three months ended March 31, 2024, compared to $28.5 million for the three months ended April 2, 2023. The decrease was primarily driven by the impact from changes in product mix.
Other
Total revenues and Adjusted EBITDA for Other were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023	% Change
Total revenues	$116.2	$111.4	4%
Adjusted EBITDA	$32.0	$21.8	47%
Total revenues were $116.2 million for the three months ended March 31, 2024, compared to $111.4 million for the three months ended April 2, 2023, primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $32.0 million for the three months ended March 31, 2024, compared to $21.8 million for the three months ended April 2, 2023, primarily driven by an increase in Labs revenues and product mix.
Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, our principal sources of liquidity consisted of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$78.5	$118.9
Marketable securities, current	—	48.4
Marketable securities, non-current	—	7.4
Total cash, cash equivalents and marketable securities	$78.5	$174.7
Amount available to borrow under the Revolving Credit Facility	$747.0	$787.1
Working capital including cash and cash equivalents and marketable securities, current	$432.6	$476.7
As of March 31, 2024, we had $78.5 million in Cash and cash equivalents, a $40.4 million decrease from December 31, 2023. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $13.0 million and $40.0 million borrowings outstanding, was $747.0 million as of March 31, 2024.
On April 25, 2024, we entered into the Amendment, by and among us, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amends the Credit Agreement. The Amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of March 31, 2024.
Capital Expenditures
Capital expenditures, including investments, were $66.1 million for the three months ended March 31, 2024. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Three Months Ended
(In millions)	March 31, 2024	April 2, 2023
Net cash (used for) provided by operating activities	$(0.7)	$188.9
Net cash used for investing activities	(20.2)	(68.9)
Net cash used for financing activities	(18.5)	(59.6)
Effect of exchange rates on cash	(1.1)	0.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40.5)	$61.0
Three Months Ended March 31, 2024
Cash used for operating activities was $0.7 million for the three months ended March 31, 2024, and reflected a net loss of $1,706.0 million and non-cash adjustments of $1,791.6 million, primarily associated with a goodwill impairment charge and change in deferred tax assets and liabilities as well as depreciation, amortization and stock-based compensation expense. In addition, we benefited from collections on accounts receivables, which contributed cash inflows of $26.4 million, offset by other changes in working capital, including $37.7 million cash outflows for inventories.
Cash used for investing activities was $20.2 million for the three months ended March 31, 2024, and was primarily related to $66.1 million in purchases of property, plant, equipment, investments and intangibles. We also sold $63.1 million of marketable securities.
Cash used for financing activities was $18.5 million for the three months ended March 31, 2024, and was primarily related to net proceeds from the Revolving Credit Facility of $40.0 million and payments on long-term borrowings of $51.9 million.
Three Months Ended April 2, 2023
Cash provided by operating activities was $188.9 million for the three months ended April 2, 2023, and reflected net income of $48.8 million and non-cash adjustments of $125.7 million, primarily associated with depreciation, amortization and stock-based compensation expense. We benefited from collections on accounts receivables of $187.2 million, primarily due to a COVID-19 government award, partially offset by other changes in working capital.
Cash used for investing activities was $68.9 million for the three months ended April 2, 2023, and was primarily related to $66.0 million in purchases of property, plant, equipment, investments and intangibles. We also purchased $31.6 million and sold $28.4 million of marketable securities.

Cash used for financing activities was $59.6 million for the three months ended April 2, 2023, and was primarily related to payments on long-term borrowings of $51.9 million and payments of tax withholdings related to vesting of stock-based awards of $9.5 million.
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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the three months ended March 31, 2024, we transferred $37.8 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
Long-term Liquidity Outlook
Our future capital requirements and the adequacy of our available funds to service any long-term debt outstanding and to fund working capital expenditures and business development efforts will depend on many factors, including:
•our ability to successfully integrate the Ortho business and realize cross-selling revenue synergies;
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

On March 1, 2024, our lease for warehouse space in the U.S. commenced. Information regarding the lease is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended March 31, 2024 that are expected to have a material impact on the Company’s financial statements.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the following, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024:
Goodwill Impairment
We test goodwill for impairment on an annual basis on the first day of the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value.
During the three months ended March 31, 2024, we concluded that (i) the sustained decline in our stock price and market capitalization occurred during the three months ended March 31, 2024, (ii) the faster than expected decline in COVID-19 and flu markets, and (iii) the recent delay in the timing of expected commercialization for Savanna were triggering events requiring an interim goodwill impairment assessment for all reporting units.
Based on our interim goodwill impairment assessment, we concluded that the North America reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $1.7 billion in the first quarter of 2024 for the North America reporting unit, which represented a full impairment of the goodwill allocated to the North America reporting unit. The decline in the estimated fair value of the North America reporting unit and the resulting impairment was primarily driven by revised short-term and mid-term forecasts for revenue and EBITDA expectations in North America.
The estimated fair values of our EMEA, Latin America and JPAC reporting units as of the interim testing date exceeded their respective carrying values. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) ranged from approximately 30% to 150%. Due to the significant excess of fair value over carrying value of these reporting units, they are less sensitive to changes in forecast assumptions. To evaluate the sensitivity of the fair value calculations used in the interim goodwill impairment test for the EMEA, Latin America and JPAC reporting units, we applied a hypothetical 5% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 5% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 25% to 140%.
The quantitative goodwill impairment assessment for all reporting units consisted of a fair value calculation that combines an income approach, using a discounted cash flow method, and a market approach, using the guideline public company method. The quantitative goodwill impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows are based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting units. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of revenue and EBITDA for a group of benchmark companies.
We believe the assumptions that were used in the quantitative goodwill impairment assessment are reasonable and consistent with assumptions that would be used by other marketplace participants.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Part I—Financial Information, Item 1, "Financial Statements—Note 10. Commitments and Contingencies” is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 17, 2022, our Board of Directors authorized the Stock Repurchase Program, allowing us to repurchase up to $300.0 million of our common stock through August 17, 2024. As of March 31, 2024, we had approximately $218.4 million available under the Stock Repurchase Program. We did not repurchase any shares of our common stock during the fiscal quarter ended March 31, 2024.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
(a)None.
(b)None.
(c)During the last fiscal quarter, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (within the meaning of SEC rules).

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
10.1
Amendment No. 2 to Credit Agreement, dated April 25, 2024, by and among QuidelOrtho Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2024)

10.2(1)	Employment Offer Letter, dated April 30, 2024, between QuidelOrtho Corporation and Brian J. Blaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2024)
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AOCI	Accumulated other comprehensive loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EMEA	Europe, the Middle East and Africa
EPS	(Loss) earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
Joint Business	Ongoing collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
OCI	Other comprehensive (loss) income
Ortho	Ortho Clinical Diagnostics Holdings plc
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended March 31, 2024
Quidel	Quidel Corporation
R&D	Research and development
Revolving Credit Facility	$800.0 million revolving credit facility under the Credit Agreement
RSU	Restricted Stock Unit
RSV	Respiratory Syncytial Virus
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	A stock repurchase program allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024, which was authorized by our Board of Directors on August 17, 2022
Term Loan	$2,750.0 million senior secured term loan facility under the Credit Agreement
U.K.	United Kingdom
U.S.	United States
USD	United States Dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)