Form 10-K/A
period 2023-12-31
QuidelOrtho Corp
filed 2024-08-01
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

QuidelOrtho Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, for the sole purpose of adding additional paragraphs under the heading “Critical Audit Matters” to the Report of Independent Registered Public Accounting Firm included in Item 8. Financial Statements and Supplemental Data. The corrected Report of the Independent Registered Public Accounting Firm continues to express an unqualified opinion on the Company’s consolidated financial statements at December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023.
Except as described above, no other amendments are being made to the Original Form 10-K and the Original Form 10-K, including the reported financial statements, remains unchanged. This Amendment No. 1 speaks as of the filing date of the Original Form 10-K and does not amend or modify any other information contained in the Original Form 10-K to reflect events that may have occurred subsequent to such filing date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s subsequent filings with the SEC.
The Company has attached updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, as Exhibits 31 and 32 to this Amendment No. 1 on Form 10-K/A.

QUIDELORTHO CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
TABLE OF CONTENTS

		Page
	Part II
Item 8.	Financial Statements and Supplementary Data	4
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	47
	Signatures	48

Part II
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Goodwill - quantitative impairment assessment
Description of the Matter	As of December 31, 2023, the Company’s goodwill balance was $2,492 million. As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill at the reporting unit level for impairment on an annual basis on the first day of the fourth quarter of the fiscal year, or whenever events or changes in circumstances occur that indicate that the fair value of a reporting unit is below its carrying amount. Under the quantitative goodwill impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. If the fair value of a reporting unit is less than its carrying value, impairment will be recognized in the amount by which the carrying value exceeds the fair value.
Auditing the Company’s quantitative goodwill impairment assessment involved significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the reporting units. The assumptions with a significant level of subjectivity or complexity utilized in the impairment assessments included the revenue growth rates, EBITDA margins and discount rates.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls over the Company’s quantitative goodwill impairment assessment. This included controls over management’s review of the significant assumptions underlying the fair values and undiscounted cash flows described above.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, evaluating the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to historical results, the Company’s business model and other relevant factors. We performed sensitivity analyses of the significant assumption to evaluate changes in fair value of the reporting units to determine if contrary evidence exists. We also assessed the historical accuracy of the Company’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of the forecasts utilized in the estimate. In addition, with the support of our valuation specialist, we evaluated the Company’s use of the income- and market-based approaches and selection of the discount rates, which included comparing the discount rates used by the Company against discount rate ranges that were independently developed using publicly available market data for comparable entities. In addition, we tested the Company’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

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
The following documents are filed as part of this Form 10-K/A:

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

101*	The following financial statements from the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDELORTHO CORPORATION
	By	/s/ JOSEPH M. BUSKY
Date: July 31, 2024		Joseph M. Busky Chief Financial Officer (Principal Financial and Accounting Officer)