Form 10-K
period 2024-12-29
QuidelOrtho Corp
filed 2025-02-27
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,182,619,277 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 19, 2025, 67,446,544 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
(To the Extent Indicated Herein)
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders (scheduled to be held on May 20, 2025) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

QUIDELORTHO CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2024

Future Uncertainties and Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and located elsewhere herein regarding our commercial, integration and other strategic or sustainability-related goals, industry prospects, our expected results of operations or financial position, and future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Annual Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those discussed under Part I, Item 1A, “Risk Factors” of this Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Annual Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.

Part I
Item 1. Business
All references to “the Company,” “we,” “our” and “us” in this Annual Report refer to QuidelOrtho Corporation (“QuidelOrtho”) and its subsidiaries. References to “fiscal year ended 2024,” “fiscal year ended 2023” and “fiscal year ended 2022” in this Annual Report refer to the Company’s fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Refer to the Summary of Abbreviated Terms at the end of this Annual Report for definitions of terms used throughout this Annual Report.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate. Effective January 1, 2024, Japan and Asia Pacific operating segments were combined into one operating segment: JPAC. North America, EMEA and China are the Company’s reportable segments; Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations. In February 2024, we initiated a plan to transition out of our U.S. donor screening portfolio through the wind-down of the VIP platform and microplate assays, which are only sold in the U.S., and have a lower growth and margin profile. Information concerning revenues attributable to our reportable segments and business units is set forth in Part II, Item 8, “Financial Statements and Supplementary Data—Note 4. Revenue” and “—Note 5. Segment and Geographic Information.”
Business Units and Products
We provide diagnostic testing solutions under various brand names, including, among others, the following: AdenoPlus™, BIOVUE®, FreshCells™, InflammaDry®, Lyra®, MeterPro®, MicroVue™, Ortho®, Ortho Clinical Diagnostics®, Ortho Connect®, Ortho Optix™, Ortho Plus®, ORTHO VISION®, QuickVue®, Quidel®, QuidelOrtho™, QVue™, Savanna®, Sofia®, Solana®, Thyretain®, Triage®, ValuMetrix®, Virena® and VITROS®. Solely for convenience, in some cases, the trademarks, service marks and trade names referred to in this Annual Report are listed without the applicable ® and ™ symbols, but we intend to enforce our rights to these trademarks, service marks and trade names.

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
Specialized diagnostic solutions
Other product revenues primarily from contract manufacturing (1)
Collaboration and license agreements pursuant to which we derive collaboration and royalty revenues (1)
Molecular Diagnostics	Tests for PCR thermocyclers with reduced process time and ready-to-use reagent configurations
Molecular amplification systems with the ability to run multiple assays at the same time and tests for infectious disease diagnostics
Sample-to-result molecular instruments and tests for syndromic infectious disease diagnostics
Point of Care	Instruments and tests to provide rapid results across a broad continuum of POC settings, including tests for professional healthcare providers and tests that can be performed at home
Tests that are run on a range of portable, POC analyzers
Tests that are visually read
Transfusion Medicine	Transfusion Medicine business unit includes two product categories:
Immunohematology instruments and tests used for blood typing and antibody identification to help confirm patient-donor compatibility in blood transfusions
Donor Screening instruments and tests used for blood and plasma screening for infectious diseases for global customers
(1) Represents our non-core revenue. All non-core revenue is recorded in the North America segment.
The products and platforms under each business unit are described below. Certain products and platforms are not available in all regions where we do business.

LABS
Product	Primary Application
Virology & Bioassays	Wide variety of traditional cell lines, specimen collection devices, media and controls for use in laboratories that culture and test for human viruses, including, among others, respiratory and herpes family viruses
Cell-based products under the FreshCells brand in multiple formats, including tubes, shell vials and multi-well plates
FDA-cleared bioassay, Thyretain, which is used for the differential diagnosis of an autoimmune disease called Graves’ Disease
Specialty Products	Variety of biomarkers for bone health
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
Savanna RVP4 assay offers simultaneous qualitative detection and differentiation of influenza A, influenza B, RSV, and SARS-CoV-2 RNA isolated from human nasal or nasopharyngeal swabs
Testing Menu
Respiratory	Adenovirus, Bordetella Pertussis, Influenza A+B, Parainfluenza Virus, RSV/hMPV, Respiratory Viral Panel 4 (SARS-CoV-2, RSV, Flu A+B), SARS-CoV-2, Strep A, Strep Complete
Non-respiratory	Clostridium Difficile (organism), HSV 1+2/VZV, Group Strep B, Trichomonas

POINT OF CARE
Product	Primary Application
Rapid Immunoassay
Sofia and Sofia 2	Easy-to-use, rapid testing using lateral-flow technology and advanced fluorescent immunoassay (“FIA”) chemistry
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
Testing Menu
Cardiac	BNP, NT-proBNP, Creatine Kinase-MB, D-Dimer, hsTroponin, Myoglobin, Troponin I ES
Drugs of Abuse	Amphetamines, Barbiturates, Benzodiazepines, Cocaine, Methadone Metabolite (EDDP), Methamphetamines, Opiates, PCP, THC/Cannabinoids, Tricyclic Antidepressants
Eye Health	Acute Conjunctivitis, MMP-9 (a key inflammatory marker for dry eye)
Respiratory Infectious Diseases	Influenza A+B, Influenza A+B & SARS-CoV-2 Ag, RSV, Strep A, SARS-CoV-2 Ag
Non-respiratory Infectious Diseases	Adenoviral Conjunctivitis, Chlamydia, Clostridium Difficile (organism), Legionella, Lyme Disease, S. pneumoniae
Oncology	Colorectal Cancer
Reproductive Endocrinology	Human Chorionic Gonadotrophin, Placental Growth Factor

TRANSFUSION MEDICINE
Product	Primary Application
Immunohematology
ORTHO VISION Platform	Flagship immunohematology analyzers that automate blood typing, antibody identification and crossmatching for patient and donor blood banks
Models include ORTHO VISION, ORTHO VISION Max, and next-generation ORTHO VISION Swift and ORTHO VISION Swift Max, which are designed to be faster, quieter and even more cyber-secure than previous generations
Ortho Workstation	Semi-automated immunohematology benchtop analyzer for lower-volume blood centers or centers that need semi-automated testing
Ortho Optix	Semi-automated testing platform used to read manual test results, designed with improved software and ability to integrate with laboratory information systems and offers improved workflow and 99% concordance with ORTHO VISION test results
ID-Micro Typing System (ID-MTS) Gel Cards	Test consumables that utilize CAT for our immunohematology instruments sold in the U.S., designed to provide reliable test results and simplify test workflow
BIOVUE Cassettes	Test consumables that utilize CAT for our immunohematology instruments sold outside of the U.S., designed to provide reliable test results and simplify test workflow
Ortho Sera Reagents	Comprehensive immunohematology test menu that we believe covers more than 99% of most tested blood antigens regularly required for transfusion screening globally
Donor Screening
VIP	Automated pipetting and processing system that combines the ORTHO VERSEIA pipettor and ORTHO Summit Processor to enable end-to-end pipetting and processing for tests used for blood and plasma screening for infectious diseases
Donor Testing Serology	Comprehensive set of infectious disease screens, including important tests for tropical diseases like Chagas that are critical for care in emerging markets
Global Services
In addition to the products we provide, our services are a critical element of how we deliver value to our customers. As of December 29, 2024, we had approximately 1,100 service teammates globally. We employ highly trained service professionals, including laboratory specialists with advanced qualifications.
Our highly valued suite of solutions include:
•Guarantee 98% up-time to our e-connected U.S. customers−High instrument reliability and a proactive maintenance program.
•E-CONNECTIVITY Remote Monitoring Software−More than 75% of our installed base of VITROS 5600, XT 7600 and ORTHO VISION platforms are e-connected, enabling remote monitoring and improved analyzer availability.
•ValuMetrix−A highly valued consulting service proven to increase laboratory workflow, productivity and laboratory service levels utilizing lean principles and process excellence. This service offering provides actionable insights into demand for new products, services and workflow.
•Global Technical Solution Center−Five technical solution centers delivering first-line support in over 15 languages, meaning we can resolve service issues remotely without an on-site visit approximately two-thirds of the time.
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

•Merged Reality−Enables product experts to provide remote ‘side-by-side’ assistance to field service engineers and customers through mobile devices, including smart glasses. This allows both parties to see the same thing at the same time and provide guided instruction leading to better and faster fix rates.
•Aquant AI−A field-based machine fed tool used to troubleshoot instrument issues with standardized solutions.
We also provide our Virena wireless cellular data management and surveillance system that operates as a cloud-based solution connecting Sofia and Solana instruments across a healthcare system and automatically transmitting de-identified test results to a secure database. With Virena, a health system, POL, urgent care center or retail clinic has the ability to compile, analyze, map and generate reports of de-identified test results, improving operational efficiencies, quality and patient outcome initiatives.
Digital Solutions and Innovation
We are building our enterprise digital product strategy, platform and portfolio, which we believe help improve our customers’ clinical and operational outcomes. Our focus is on enabling our customers to deliver smart, connected care across a variety of clinical environments. We strive to connect our instruments to healthcare providers, labs and policymakers through proprietary and third-party solutions, creating valuable data assets. Our portfolio of workflow automation solutions, such as Ortho Connect, Ortho Plus and myVirena, help simplify the testing and instrument management process. We are also actively developing other products designed to help personalize and elevate individual test results, such as the QVue companion mobile application for our COVID-19 at-home tests, potentially resulting in specific clinical insights or actions.
Our Strategic Capabilities and Competitive Strengths
There is significant competition in the development and marketing of IVD products, and innovation, product development, regulatory clearance to market and commercial introduction of new IVD technologies can occur rapidly. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, speed to result, specimen flexibility, product menu, clinical needs, price, reimbursement levels, product performance and customer service, as well as effective distribution, advertising, promotion and brand recognition. The competitive factors in the central laboratory market are also significant and include price, product performance, reimbursement, compatibility with routine specimen procurement methods, and manufacturing products in testing formats that meet the workflow demands of larger volume laboratories. There are several global companies with whom we compete, as well as regional and local companies focused on particular markets and/or technologies. Some of our principal competitors include, among others, Abbott Laboratories, Roche, Thermo Fisher Scientific, Danaher, Siemens Healthineers, Diasorin, Bio-Rad, Hologic, Qiagen, Becton-Dickinson, bioMérieux and Revitty. Some of these competitors have substantially greater financial, marketing and other resources than we have.
We believe we are well positioned to drive sustained and profitable growth through an ethos of customer-centric decision making and behavior, which informs everything we do from product development to commercial execution. This disciplined focus on serving customers has resulted in, and we believe will continue to create, a business model that can deliver profitable growth and stockholder returns.
The competitive strengths that serve as our foundation of success today and can drive future growth include three key aspects, all of which benefit from our talented people and loyal customers:
•Superior customer experience and brand loyalty. Over our more than 80 years supporting the IVD testing needs of our customers, we have developed deep and enduring relationships with our customers. Our service program allows us to retain and grow our customer base by providing an industry-leading customer experience driven by quality of service, innovation and access to a diverse product portfolio.
•Strong commercial footprint. We leverage our commercial team of more than 2,700 teammates in sales, service and marketing across more than 130 countries to facilitate successful delivery of innovative solutions to meet customer and patient needs across the healthcare continuum.
•POC Leadership. We are a recognized leader in POC diagnostics, providing rapid, accurate and reliable solutions that empower providers to make informed decisions at the moment of care. Our Sofia and Triage platforms are trusted across urgent care clinics, physician offices and other decentralized settings.
Business Strategy
We are driven to transform diagnostics into action for more people in more places. To achieve this, we serve a broad range of market segments across the healthcare continuum, from large centralized laboratories to physicians’ offices and other decentralized settings. While these care settings have traditionally been less integrated, the healthcare landscape continues to become more integrated. This consolidation is bringing together labs, hospitals, physicians’ offices and urgent care clinics into unified healthcare systems. This integration means that success in one care setting often creates opportunities in others within the same system.

Central to our strategy is a focus on economic profit and return on invested capital (ROIC) across all aspects of our business. We are committed to allocating resources and capital efficiently and seek to deliver sustainable returns above the cost of capital. By prioritizing opportunities that can maximize economic profit, we aim to create value for our stakeholders while maintaining a disciplined approach to growth.
In the near term, we are focusing on a set of strategic initiatives across our lines of business and geographies to improve the underlying business and deliver greater stockholder value.
Our near-term priorities include:
•capturing market share in high-value profit pools where we hold a strong competitive position;
•building a culture focused on driving sales growth, profitability, cash flow and returns for stockholders;
•aligning incentive structures with both customer and stockholder value creation; and
•developing and executing a comprehensive talent management strategy.
Longer term, we plan to continue to build and enhance our award-winning customer service, invest in platform capabilities and improve our assay menus. Recognizing the complexity and speed of innovation in these areas, we will explore partnerships where we find strategic and financial alignment. This approach allows us to mitigate risk, accelerate innovation and deliver solutions to market more efficiently.
Research and Development
We continue to focus our R&D efforts on the following areas:
•creation of new and improved products for use on our installed base, including new and improved assays and software;
•support of important life-cycle-management efforts to maintain our current on-market portfolio of products; and
•pursuit of collaboration with other companies for new and existing products and markets.
We balance our R&D efforts against our R&D team’s capacity, development timelines and overall cost. Our R&D team is comprised of a balanced mix of experienced professionals with years of experience in the diagnostics industry and recently trained technologists, and together, they have know-how and technical capabilities in key areas, such as biomedical science, IT and engineering. Key strengths of our team include new assay format development, new instrument systems development and the complex integration of the two. In addition, in order to create new opportunities, manage costs and adapt to a rapidly changing industry, we are also exploring strategic partnerships as part of our R&D process.
R&D expenses were $218.7 million, $245.0 million and $187.9 million for fiscal years ended 2024, 2023 and 2022, respectively, which includes the impact of Ortho’s operations from the date of the Combinations. We anticipate a continued appropriate investment of our financial resources to product and technology R&D for the foreseeable future, with increases and decreases as projects progress through the various development phases.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC (Japan and Asia Pacific) are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations.
Certain of our revenue is driven by a “razor/razor blade” business model. Through this model, we generally sell or place instruments under long-term contracts, which support the ongoing sale of our assays, reagents and consumables. Under this model, our customers are required to purchase the assays, reagents and consumables from us. These sales generate a high proportion of our recurring revenues.
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
In North America, we use a sales force for each of our business units. Our North America distribution strategy takes into account the highly fragmented POC market, with many small or medium-sized customers. To reach customers using POC diagnostic tests, a network of national and regional distributors is employed, as well as our own sales force. In the past few years, we have evolved our North America sales force to be specialized as product experts and invested in new business development roles strategically to expand our market footprint in independent reference laboratory, urgent care and oncology markets. This sales force works closely with our key distributors to drive market penetration of our products.
In Europe, our employees support sales and marketing activities in key countries, such as Germany, Italy, France and the U.K. In addition, we have created shared service centers in Galway, Ireland, Prague, Czech Republic and Strasbourg, France to support general and administrative, technical support and customer service functions in Europe.
In China and the Asia Pacific region, which includes Japan and India, our employees support sales and marketing activities, primarily for the Point of Care, Labs and Transfusion Medicine business units. In addition, we have created shared service centers in Shanghai, China and Hyderabad, India to support general and administrative, technical support and customer service functions.
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
Our marketing strategy is focused on efforts to demonstrate that our key product portfolios are supported by clinical validation and health economic and outcomes research that show that our tests deliver fast, high-quality results, are cost-effective to use with lower total cost of ownership, and improve patient outcomes. Our marketing strategy also focuses on effectively marketing to customers a differentiated value proposition and maintaining our brand strength as further discussed above in the section entitled “Our Strategic Capabilities and Competitive Strengths.”
We derive a significant portion of our total revenues from a few customers and distributors. For fiscal year ended 2024, one customer represented 11% of Total revenues. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 4. Revenue” for more information.
Manufacturing
Our manufacturing operations benefit from our broad global footprint, scale and workforce capabilities. We believe our plant capacity and available space are sufficient to accommodate growth, maintain quality and support continuity. Our primary manufacturing facilities are located in Carlsbad, California, San Diego, California, Athens, Ohio, Raritan, New Jersey, Rochester, New York, Pompano Beach, Florida, and Pencoed, Wales.
Our Carlsbad, California lateral flow manufacturing facility consists of laboratories devoted to tissue culture, cell culture, protein purification or immunochemistry, and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used. We have invested in a high degree of automated equipment for the assembly and inspection processes. This facility operates under a QMS per ISO standard and regulatory regulations and is certified to ISO 13485:2016 and MDSAP medical device standards. Many of the immunoassay products manufactured at this facility are packaged and shipped by a local third party.
Our Summers Ridge, San Diego, California facility consists of laboratories that are involved in mammalian cell culture, bacterial fermentation, protein purification and modification, as well as other techniques involved in immunoassay reagent manufacturing. This facility has production areas dedicated to creating and processing plastic components that are subsequently transformed into finished devices (cardiac, drugs of abuse and molecular diagnostic products) using customized manufacturing equipment, including specialized automation. This facility is certified to ISO 13485:2016 and MDSAP medical device standards. Most of the products are packaged and subsequently distributed by our San Diego distribution center.
Our Athens, Ohio facility consists of a variety of clean room and chemistry laboratories and customized reagent filling and packaging areas to support the manufacturing at the facility of all products under cGMPs. This facility supports the manufacturing of our molecular nucleic acid amplification products, our living tissue cell culture and antibody-based products, as well as our enzyme linked immunosorbent assays (“ELISA”). We use a wide variety of biological and chemical supplies in our manufacturing processes. We also utilize specialized equipment for the lyophilization of reagents, cell culture growth, protein purification and a variety of automation methods for dispensing of antibodies, reagents and solutions. This facility is certified to ISO 13485:2016 and MDSAP medical device standards. Packaging, warehousing and shipping logistics with cold chain storage capability are handled at this facility.
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
Suppliers and Raw Materials
We obtain raw materials from reputable outside suppliers and believe our business relationships with them are good. Some of our raw materials are available from a limited number of sources. While we encountered increasing pressures on raw material pricing during fiscal years ended 2023 and 2022, inflationary impacts during fiscal year ended 2024 lessened and returned closer to pre-COVID-19 pandemic levels. To help mitigate these supply chain challenges, we (i) partner with suppliers to invest in additional capacity and raw material inventory, (ii) diversify our supply base, where possible, to minimize reliance on a single source of supply for key raw materials and components, (iii) create redundancy in our global supply chain and (iv) insource activity where it makes strategic and financial sense. In addition, we routinely evaluate our supply chain for potential gaps and continue to take other steps intended to help address continuity. For more information related to our supply chain, refer to Part I, Item 1A, “Risk Factors—Risks Relating to Our Business, Strategy and Operations—Interruptions and delays in the supply of raw materials, components, equipment and other products and services could adversely affect our operations and financial results.”
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
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The arrangement is governed by the Grifols Agreement, which, among other things, provides for a profit sharing arrangement whereby, the profits we generate from our production and sale of Hepatitis and HIV diagnostics products are shared with Grifols, and the profits generated by Grifols from its sale of certain antigens and licensing of certain intellectual property rights are shared with us. The Grifols Agreement also gives us the right to use such intellectual property. The majority of the patents underlying these intellectual property rights have expired. Grifols also supplies us with a portion of the antigens used in its production of these diagnostics products.
Today, the most significant benefit to us under the Grifols Agreement is the manufacture and sale by us of HIV and Hepatitis tests, which are solely performed by us. During fiscal year ended 2024, the revenue associated with the use of this patented intellectual property was less than 1% of our total revenues and the expense associated with the antigens supplied to us by Grifols was 2% of our cost of goods sold.
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
Government Regulations
U.S. Regulations of Medical Devices
The testing, manufacture and commercialization of the majority of our diagnostics products and analyzers in the U.S. are subject to regulation by numerous governmental authorities, principally the FDA as medical devices and corresponding state regulatory agencies. Pursuant to the FDCA and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.
In the U.S., medical devices are classified into one of three classes (Class I, II or III) depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I devices are those with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of cGMPs for medical devices known as the QSR facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device, like performance standards, post-market surveillance, patient registries and FDA guidance documents. Class III devices generally pose the highest risks, such as life sustaining, life supporting or some implantable devices, and are typically subject to premarket approval to ensure their safety and effectiveness. Our current products are generally Class I or II. Certain of our VITROS immunodiagnostics are Class III.
While most Class I devices are exempt from the premarket notification requirement under Section 510(k) of the FDCA (“510(k)”), manufacturers of most Class II devices are required to submit to the FDA a premarket notification under 510(k) requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance, which can be a lengthy, expensive and uncertain process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from three months to one year to obtain clearance, but may take longer. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests and reference laboratory studies. In addition, modifications or enhancements for existing products that could significantly affect their safety or effectiveness or constitute a major change in the intended use of the device, will require new submissions to the FDA. Class III devices require approval of a PMA application evidencing safety and effectiveness of the device. Data and content requirements for premarket submissions, including 510(k) notifications and PMAs, can change over time. For example, beginning in March 2023, premarket submissions for “cyber devices” must contain certain information about device cybersecurity. “Cyber devices” encompass any device that: (1) includes software validated, installed or authorized by the sponsor as a device or in a device; (2) has the ability to connect to the internet; and (3) contains any technological characteristics validated, installed or authorized by the sponsor that could be vulnerable to cybersecurity threats. We currently market the majority of our diagnostic products in the U.S. pursuant to 510(k) clearances and PMA approvals.
The FDA can authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product, referred to as EUA, for certain emergency circumstances after the Secretary of the HHS has made a declaration of emergency justifying authorization of emergency use. An EUA allows use in a public health emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by emerging infectious disease threats when there are no adequate, approved and available alternatives. The FDA may also waive otherwise applicable cGMP requirements to accommodate emergency response needs. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the public health emergency declaration is in effect, as determined by HHS. Some of our current respiratory products were initially authorized by the FDA under EUAs and such EUAs remain in effect until the relevant EUA declaration under Section 564 of the FDCA is terminated or the FDA otherwise revokes a specific EUA. If and when HHS publishes a notice of termination of such EUA declaration, and following the end of any applicable enforcement discretion period, we must comply with applicable FDCA requirements for these respiratory products, including as required, 510(k) notification or PMA submission.
The FDA’s CLIA regulates laboratory testing and requires clinical laboratories to be certified by their state, as well as the CMS, before diagnostic testing can be conducted. Laboratories using our assays must obtain a CLIA certificate. Waived testing is designated by CLIA as simple testing that carries a low risk for an incorrect result. The CLIA-waived designation is critical for most of our products that are intended for POC settings. The FDA’s current guidance entitled “Guidance for Industry and FDA Staff: Recommendations for Clinical Laboratory Improvement Amendments of 1988 CLIA Waiver Applications for Manufacturers of In Vitro Diagnostic Devices” sets forth requirements for obtaining a CLIA waiver, which are onerous and have increased the time and cost we are required to spend to obtain a CLIA waiver.
Any devices we manufacture or distribute pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to QSR relating to testing, control, documentation and other quality assurance requirements. We must also comply with Medical Device Reporting requirements, which mandates reporting to the FDA of any incident in which a device may have caused or contributed to a death or serious injury, or in which a device malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the FTC. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.
U.S. Regulation of Biological Products
Certain of our blood screening products are regulated by the FDA as biological IVD products, also called biologics. In the U.S., biologics are subject to regulation under the FDCA and the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologic IVDs may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, and when appropriate, animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements;
•submission to the FDA of an IND which must become effective before human clinical trials may begin. An IND is a request for authorization from the FDA to administer an investigational new drug or biologic IVD product to humans and human specimens;
•approval by an Institutional Review Board or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic IVD product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
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
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications and intended uses. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced and of select clinical trial sites, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for use for specific indications. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
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
Any biologic IVDs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. In addition, a summary of every manufactured lot of product must be submitted to the FDA for review and approval prior to distribution. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which imposes certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
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
Our initial focus for obtaining marketing approval outside the U.S. is typically in the EU, Australia, Brazil, Canada, China, Japan and the U.K. EU regulations and directives generally classify healthcare products either as medicinal products, medical devices or IVDs. In order for medical devices to be placed on the European market or put into service, they must bear a CE marking. The CE marking may only be affixed if the product meets the essential safety and performance requirements. Manufacturers must establish a specific quality management system that ensures that a risk management procedure and a clinical evaluation are carried out for each device. The conformity assessment usually involves an audit of the manufacturer’s quality system by a notified body accredited by an EU member state and, depending on the type of device, a review of the technical file from the manufacturer on the safety and performance of the device. In some other cases, the notified body must seek a scientific opinion from specific expert panels or the European Medical Agency before issuing a CE certificate.
In addition, the EU has adopted the EU MDR and the EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices than in the U.S., including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The compliance deadlines for the EU MDR and EU IVDR were May 2021 and May 2022, respectively, and the transition period provided for in the EU MDR for existing certifications issued under the previous Medical Devices Directive ended on May 26, 2024. For certain medical devices, the transition period was extended and is scheduled to end between December 31, 2026 and December 31, 2028, depending on the class of the device and the fulfillment of certain additional conditions (EU 2023/607). The EU IVDR has been applicable since May 26, 2022. In June 2024, the European Parliament and the Council adopted a staggered extension of its transition period, for certain existing certifications, ranging from December 31, 2027 for high risk IVDs, December 31, 2028 for medium risk IVDs, December 31, 2029 for lower risk IVDs and December 31, 2030 for certain provisions concerning devices manufactured and used in health institutions (EU 2024/1860). However, the transition periods might still be subject to change.
Complying with these regulations may require us to incur significant expenditures. Failure to meet these regulatory requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
Chinese regulations require registration of diagnostic products with China’s NMPA, including NMPA’s Announcement (No. 104, 2020), which provides an accelerated pathway for the localization of imported medical devices and IVD products in China by permitting (for certain classes or products) the same medical approval license previously approved by the mainland authorities to apply to foreign invested enterprises established in China by the licensee of such medical approval license, providing for the same product design and equivalent quality system that is traceable to the imported licensed product. Additional clinical trials in China are typically required for registration purposes. ISO certification is included in applications for registration to NMPA. Japanese regulations require registration of IVD products with the Japanese Ministry of Health, Labor and Welfare. For products marketed in Canada, registration is required with Health Canada. For products marketed in the U.K., approvals must be obtained from the U.K.’s Medicine and Healthcare Products Regulatory Agency. For products marketed in Australia, registration is required with the Therapeutic Goods Administration. IVD products in Brazil are regulated by the Agencia Nacional de Vigilancia Sanitaria. For our products marketed in Canada, Japan, Brazil, Australia and the U.S., the MDSAP is a single regulatory audit of our QMS that satisfies the requirements of all five of these jurisdictions.
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
•HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
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
Privacy, Data Security and Data Protection Laws
We are subject to privacy, data security and data protection laws and regulations in numerous jurisdictions, as well as customer-imposed requirements, as a result of having access to and processing confidential, personal and/or sensitive information in the course of our business. Specific privacy, data security and data protection laws that we and our customers may be subject to include:
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which imposes, among other things, privacy, data security and security breach reporting obligations with respect to PHI on covered entities and business associates. These requirements include entering into agreements that require business associates to protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity and availability of all PHI created, received, maintained or transmitted in electronic form to identify and protect against reasonably anticipated threats to the security and integrity of such PHI or impermissible uses or disclosures of such PHI; and reporting of security breaches involving PHI to individuals, regulators, business associates and the media;
•U.S. state privacy laws that govern the privacy and data security of personal information, including health information, in certain circumstances. The California Consumer Privacy Act of 2018, as amended by the CCPA, creates individual privacy rights for California consumers and imposes privacy and data security obligations on certain entities that do business in California, including to provide specific disclosures in privacy notices, to provide rights to California residents in relation to their personal information, and to conduct audits for certain higher risk data processing. It also created a new data protection agency, the California Privacy Protection Agency, which is granted full administrative power, authority, and jurisdiction to implement and enforce the CCPA, in addition to the California Attorney General’s existing enforcement authority. Similar laws have gone into effect or passed in other states, though most state laws exempt entities that are subject to HIPAA, unlike the CCPA, which only has a data-level exemption. Comprehensive privacy laws also have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, certain U.S. state laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically;
•the FTC and U.S. state Attorneys General often rely on Section 5 of the FTC Act and state consumer protection laws, respectively, to enforce inadequate privacy and data security practices. Section 5 of the FTC Act and state consumer protection laws provide the FTC and state Attorneys General, respectively, with broad authority to protect consumers from unfair or deceptive acts or practices;
•in the EEA and U.K., the GDPR and the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018, which govern the processing of personal data of persons in those jurisdictions, and could result in significant fines (up to the greater of €20 million / £17.5 million or 4% of total worldwide annual turnover of the preceding financial year), regulatory investigations, reputational damage, orders to cease or change our processing of personal data, enforcement notices or assessment notices (for a compulsory audit), civil claims including representative actions and other class action type litigation;
•EU and U.K. rules with respect to cross-border transfers of personal data out of the EEA and the U.K., respectively, which are in flux, including in light of a decision by the Court of Justice of the EU invalidating the EU-U.S. Privacy Shield Framework, the European Commission’s publishing of revised SCCs in 2021, and the U.K. IDTA and Addendum to the SCCs (the “Addendum”) that came into effect on March 21, 2022, which we must consider and apply, where applicable. When relying on SCCs or the U.K. IDTA and Addendum, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs or U.K. IDTA and Addendum in the context of the transfer at stake and, if so, to identify and adopt supplementary measures. Where no supplementary measure is suitable, the data exporter shall avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the U.S., on July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the U.K. to the U.S., the U.K. government has recently adopted an adequacy decision for the U.S., the U.K.-U.S. Data Bridge, which came into effect on October 12, 2023. The U.K.-U.S. Data Bridge recognizes the U.S. as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-U.S. Data Privacy Framework and the U.K. Extension. In light of these changing requirements, we could suffer additional costs, complaints, regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographic location or segregation of our relevant systems and operations, which could adversely affect our financial results, including because we rely on third parties in other countries;
•evolving privacy laws on cookies and e-marketing. In the EU, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an EU regulation known as the ePrivacy Regulation. While the text of the ePrivacy Regulation is still under development, European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. In the U.S., the FTC and many state laws have increasingly focused on the collection and use of behavioral data, including geolocation and biometric information. As regulators start to enforce a stricter approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities;
•China’s multiple pieces of legislation governing the healthcare industry involve prescribing complex regulatory requirements governing different types of data across a continuum of care, and various supervisory authorities frequently conduct inspections and investigations. These include:
◦China’s Cybersecurity Law, including data localization requirements that require operators of CIIOs to store personal information and important data collected and generated from the critical information infrastructure within China. Failure to do so can result in, among other penalties, fines of up to RMB 500,000 for the relevant entity as well as RMB 100,000 for the personnel directly responsible;
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
◦China’s PIPL, which is similar to the GDPR and also applies extraterritorially. The PIPL provides the legality of personal information processing and the basic requirements of notice and consent, sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities, and provides a list of rules for transferring personal information outside of China. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities, among other fines and criminal liabilities, including ones that can be placed on responsible personnel; and
◦several regulations and draft regulations for public comments, promulgated by China, which are designed to provide further supplemental guidance in accordance with the laws mentioned above;
•Canada’s PIPEDA, which governs data protection in the private sector with specific requirements around health privacy and consumer protection. PIPEDA promotes transparency related to personal information collection, requires consent for use, encourages accountability for data handling and imposes obligations on organizations to protect personal data from unauthorized access, breaches and misuse. Quebec’s Law 25 and other provincial laws governing personal information also impose additional data subject rights and obligations that have recently taken effect;
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
•enacted or considered legislation similar to the above in other countries around the world, in which we do business, including Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais), Chile’s Personal Data Protection Law, Mexico’s Federal Law on Protection of Personal Data Held by Private Parties (Ley Federal de Protección de Datos Personales en Posesión de los Particulares) and Panama’s Personal Data Protection Law (Ley sobre Protección de Datos Personales), which impose requirements for processing personal data about persons in those jurisdictions; and
•self-regulatory standards that privacy advocacy groups, the technology industry and other industries have established or may establish and various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by them or other third parties, and we may be required or otherwise find it advisable to obtain certain of these certifications or adhere to these standards. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.
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
Laws Governing Reimbursement Activities
Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures in the U.S. and globally. For example, in the U.S.:

•the PPACA implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;
•the Budget Control Act of 2011 reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken;
•the MACRA, enacted in 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations; and

•certain provisions of the PAMA were implemented by CMS in 2018, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available.
Other Laws and Regulations Governing Our Sales, Marketing and Shipping
We are subject to the FCPA, the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act) and various other similar anti-corruption and anti-bribery laws. These laws generally prohibit us and our intermediaries from, among other things, offering, promising or making payments to foreign government entities or officials for the purpose of obtaining or retaining business. We are also subject to pertinent U.S. and foreign laws relating to the import and export of finished goods, raw materials and supplies. We also must comply with various export control and trade embargo laws, which may require licenses or other authorizations for transactions within some countries or with some counterparties. Additionally, we are subject to laws and regulations and certain sustainability requirements applicable to our government contracts, and failure to address these laws and regulations, sustainability requirements, or to comply with government contracts could result in fines, debarment or exclusion from federal healthcare or global tender programs, or harm our business by a reduction in revenue associated with these customers. We are also subject to audits for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
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
Human Capital and Sustainability Strategies
Human Capital Resources
As of December 29, 2024, we had approximately 6,600 employees worldwide, with approximately 3,700 employees in the U.S. and approximately 2,900 employees outside of the U.S. We employ approximately 1,800 manufacturing employees and approximately 2,700 employees in commercial sales, service and regional marketing positions worldwide, including approximately 1,100 service teammates. Approximately 16% of our associates globally are covered by a union, collective bargaining agreement or works council, including associates in Austria, Belgium, Brazil, France, Germany, Italy, Spain, Sweden and the U.K. To date, we have experienced no work stoppages and believe that our employee relations are good.
Inclusion and Belonging
Our employees are one of our most important assets and set the foundation for our ability to achieve our strategic objectives, drive operational execution, deliver strong financial performance, advance innovation, and maintain our quality and compliance programs. The success and growth of our business depend in large part on our ability to attract, retain, develop and motivate a diverse population of talented and high-performing employees at all levels of our organization. We strive to provide a positive work environment for all employees, consultants, contingent workers, vendors, and customers. One of the ways we accomplish this is by embracing a variety of diverse experiences and perspectives and being inclusive team players. We are dedicated to fostering a culture that supports diverse talents, experiences and perspectives and an environment of mutual respect, equity and collaboration that helps drive our business. As a global organization, our unique perspectives, diverse experiences and collective strengths drive creative solutions, breakthrough innovation and highly productive teams.
We are committed to maintaining an environment of equal employment opportunities for all job applicants and members of our team. We fulfill this commitment through a variety of measures, including internal and external posting of job openings, hiring, training and promoting employees based on merit. We prohibit discrimination that is unlawful by federal, state or local law. In keeping with our core values, we are steadfast in taking action to provide equal employment opportunity in accordance with all applicable federal, state and local laws.
In addition, we review Company programs, policies, procedures and activities with inclusion in mind. We have established defined core behaviors based on the QuidelOrtho Way, which defines our core values as a company and our ways of working together. These core behaviors include “bring your best,” which reflects each individual contributing to their highest potential, “embrace inclusion,” which reinforces the role each team member plays in creating an inclusive and positive work environment, and “commit to service,” which reflects our value of serving our customers and communities in the core of everything we do. We plan to expand upon the foundation of these core behaviors by incorporating other inclusive behaviors and providing training to support all of our employees in being authentic in their self-expression and open to the self-expression of others.
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
Health, Safety and Environmental
Our operations and facilities are subject to various laws and regulations domestically and around the world governing the protection of the environment and health and safety, including the discharge and emissions of pollutants to air and water and the handling, management and disposal of hazardous substances. We are committed to employee health and safety in the workplace. In the U.S., our manufacturing facilities hold various certifications depending on the site. We also maintain health and safety programs conforming to best practices in the diagnostics industry. We are focused on minimizing risk and protecting our employees and communities by employing safe technologies and operating procedures and creating opportunities for employee engagement and input to drive continuous improvement, which in turn can minimize recordable incidents and improve safety across our organization.
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
•Community initiatives and philanthropic programs−We contribute to a variety of community initiatives and philanthropic programs, including research partnerships, blood drive sponsorships, scholarship and internship programs, as well as STEM and STEAM programs with educational institutions.
Sustainability Strategy
We are driven by a purpose to improve the quality of life for people all over the world through our diagnostic solutions – providing vital health information when and where it is needed most. We champion an authentic culture of service, empowering every employee to do their best. We strive to create innovative products that are efficient, trusted, accessible and environmentally responsible to support practitioners and provide better outcomes for patients. Through our corporate actions in the areas of environmental sustainability, social responsibility, ethics, corporate and ESG-related governance, and supply chain responsibility, we seek to positively impact our communities and stakeholders while driving value for our stockholders.
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

Item 1A. Risk Factors
In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties that we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition:
•the highly competitive nature of our industry and market segments;
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
•significant changes in the healthcare industry and related industries that we serve, including an effort to reduce costs;
•consolidation of our customer base and the formation of group purchasing organizations;
•inability to realize the anticipated benefits of acquisitions, divestitures or discontinuances of certain business operations;
•legal and regulatory risks, reputational harm or other adverse business consequences as a result of implementing artificial intelligence (“AI”) and machine learning technologies;
•risks associated with our non-U.S. operations and international sales, including currency translation risks, the impact of possible new sanctions or tariffs, trade embargoes or trade wars and compliance with applicable trade measures;
•failure to integrate successfully the businesses of Quidel and Ortho in the expected timeframe;
•continued incurrence of significant integration-related costs;
•our inability to protect our information systems and personal and confidential information, including from data corruption, cyber-attacks, security breaches or IT errors;
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
•our inability to adequately manage our clinical studies;
•failure to comply with applicable regulations by the FDA and other federal, state and foreign regulatory agencies, which may result in significant costs, the suspension or withdrawal of previously obtained regulatory approvals, product recalls, seizure of products or injunctions against the distribution of our products, operating restrictions and criminal prosecution;
•disruptions at government agencies that prevent them from performing normal business functions or prevent new or modified products from being developed, cleared, approved or commercialized in a timely manner, or at all;

•inability to procure government contracts, including due to government-sponsored tendering requirements, lack of funding and compliance and possible sanctions risks associated with contracts with government entities;
•liability claims and harm to our reputation resulting from claims that our products are defective or do not comply with applicable regulations;
•failure to comply with applicable healthcare laws and regulations, laws and regulations associated with our use of hazardous materials, anti-bribery and anti-corruption laws and regulations, and federal, state and foreign privacy, data security and data protection laws and regulations;
•risks related to changes in U.S. and foreign income tax laws and regulations;
•our need to raise additional funds to finance our future capital or operating needs or other business purposes;
•risks related to our indebtedness;
•our inability to generate cash flow to service our debt obligations;
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
•identified material weaknesses in our internal controls;
•the outcomes of legal proceedings instituted against us;
•additional costs and new risks associated with sustainability matters, including evolving legal standards and regulations concerning such matters;
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
•the volatility of the market price of our common stock; and
•risks associated with future sales of our common stock by us or our stockholders in the public market.
The following is a more complete discussion of the risks facing our business that we have determined are currently material.
Risks Relating to Our Business, Strategy and Operations
The industry and market segments in which we operate are highly competitive, and our failure to compete effectively could adversely affect our sales and results of operations.
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
•our competitors are able to obtain regulatory approvals for products or services or otherwise deliver competing products to market earlier than us; or

•our competitors offer more competitive pricing or we fail to manufacture, in a cost-effective way, or at all, sufficient quantities of our products to meet customer demand.
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
The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy and, in particular, of the healthcare industry. Demand for our products and services could change more dramatically than in previous years based on funding and reimbursement constraints and support levels from governments, universities, hospitals and the private industry, including laboratories. Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, increases in unemployment rates, the inflationary environment, high interest rates, a recessionary environment, instability in financial institutions and budgeting constraints of governmental entities. Disruptions in the U.S., Europe, China or in other geographies, including as a result of the ongoing conflicts in Ukraine and the Middle East, or increasing regulation in emerging markets, such as China, could adversely affect our sales, profitability and/or liquidity.
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
A significant percentage of our total revenues is generated from a limited number of our product families. In particular, revenues from the sales of our respiratory products have represented a significant portion of our total revenues. Sales of our respiratory products accounted for approximately 18% of our total revenues for the year ended December 29, 2024. Demand for our respiratory products has and may continue to fluctuate or decline as a result of a number of factors, including but not limited to the severity of the respiratory season, the emergence and impact of new variants or resurgences, the effectiveness of vaccination efforts, and the increased market supply of respiratory products by our competitors. The gross margins derived from sales of our respiratory products are generally significantly higher than the gross margins from many of our other core products. As a result, if sales or revenues of our respiratory products fluctuate or decline for any reason, whether as a result of a mild respiratory season, market share loss or price pressure, obsolescence, regulatory matters, or any other reason, our operating results would be materially and adversely affected on a disproportionate basis.
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
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels, if at all. New or increased quotas, duties or tariffs, or threats or changes in policy with respect to such trade restrictions, may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes, including an effort to reduce costs, which could adversely affect our business, financial condition and results of operations.
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
We may also make strategic divestitures or discontinue certain business operations from time to time if certain of our businesses do not meet our strategic, growth or profitability objectives. For example, in February 2024, we initiated a plan to transition out of our U.S donor screening portfolio through the wind-down of the VIP platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees, indemnity obligations or other financial arrangements, following those transactions. Under these arrangements, nonperformance by those divested businesses could result in financial obligations imposed upon us and could affect our future financial results. There can be no assurance that we will be able to complete any such divestiture on terms favorable to us. The divestiture or discontinuance of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations.
We have been incorporating AI into our internal operations and may incorporate AI into our products and services. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our internal operations and may incorporate AI into our products and services, which may enhance their operation and effectiveness internally and for our customers, suppliers, and consumers. There can be no assurance that we or our customers will realize the expected benefits from such implementation of AI. AI innovation presents risks and challenges that could impact our business. Our, or our vendors’, AI algorithms may be flawed. Our datasets or AI training algorithms may be insufficient or contain biased information. Additionally, many countries and regions, including the EU, have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant, which may result in the development of products that are subsequently unacceptable under new or revised regulatory frameworks. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cybersecurity risks, reputational harm, and legal liability.
Risks Relating to Our International Operations
As a global business, we face risks relating to our non-U.S. operations and international sales, including inherent macroeconomic, geopolitical and regulatory risks, that could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.
We conduct our business on a global basis, as our products are sold internationally, with the majority of our international sales to our customers in our EMEA and China regions. Our international operations are subject to inherent macroeconomic, geopolitical and regulatory risks, which could adversely impact our financial performance, cause interruptions in our business operations, impede our international growth and subject us to civil or criminal penalties, other remedial measures and legal expenses. These risks include, among others:
•compliance with multiple different registration requirements and new and changing product registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;
•compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including regulations in the U.S., EU and other jurisdictions impacting the marketing of our products, U.S. laws on import/export limitations, the FCPA, and local laws prohibiting corrupt payments to governmental officials, including anti-corruption laws in China;
•lost revenue as a result of macroeconomic developments, including the inflationary environment and recessionary fears;
•the imposition or threat of, or changes in policy regarding, trade barriers (such as sanctions, tariffs, quotas, preferential bidding, import restrictions or other barriers) by U.S. or foreign governments;
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

•U.S. or international sanction regimes, including future regulations and sanctions that could further limit the countries in which our products may be manufactured or sold, increase the cost of conducting business in these countries, or restrict our access to, or increase the cost of obtaining, products from foreign sources;
•reduced or lack of protection for and enforcement of our intellectual property rights;
•social, geopolitical or macroeconomic instability in some of the regions where we currently sell our products or operate or where we may expand into in the future, including as a result of conflicts, including the ongoing conflicts in Ukraine and the Middle East, acts of terrorism, civil unrest, wars, pandemics, endemics or other public health crises, environmental incidents and disruptions in global transportation;
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
Risks Relating to Our Integration and Business Efficiency Efforts
The failure to integrate successfully the businesses of Quidel and Ortho would adversely affect our future business and financial performance.
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
Many of these factors are outside of our control and any one of them could subject us to increased costs, decreased revenues and diversion of management’s and employees’ time and energy, which could materially impact our business, financial condition and results of operations. In addition, we are transitioning from integration efforts of the two independent businesses to focusing on business efficiencies of the combined company with the goal of creating a more efficient and agile company. We may not realize the full benefits of the Combinations and our business efficiency initiatives, including the synergies, cost savings or sales or growth opportunities that we expect, or these benefits may take longer to realize than expected. If we are unable to realize the anticipated benefits and synergies expected from the Combinations and our business efficiency initiatives within the anticipated timeframe, our business, financial condition and operating results may be adversely affected.
We will continue to incur significant integration-related costs in connection with the Combinations.
We have incurred and expect to continue to incur a number of non-recurring direct and indirect costs associated with the Combinations. There are processes, policies, procedures, operations, technologies and systems that still must be integrated in connection with the Combinations and the integration of Quidel’s and Ortho’s businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Combinations and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. Although we expect that the strategic benefits of the Combinations will offset the integration and implementation expenses over time, this net benefit may not be achieved in the near term or at all.
Risks Relating to Our IT Systems
Our ability to protect our information systems and personal and confidential information, including from data corruption, cyber-attacks, security breaches or IT errors, is critical to the success of our business.
We are highly dependent on IT networks and systems, including our office networks, operational environment, special purpose networks, systems and software used to provide our products and services, including operating our instruments and devices, and those networks and systems managed by vendors or third parties, to securely collect, process, transmit, disclose, share, use and store electronic information (including sensitive personal information and proprietary or confidential information) (collectively, “information systems”). Our information systems may prove inadequate to our business needs and necessary upgrades may not be available or operate as designed, which could result in excessive costs or disruptions in portions of our business. These risks may be heightened as we integrate the combined systems and operations of Quidel and Ortho. Like any large corporation, from time to time the information systems on which we rely, including those controlled and managed by third parties, are subject to computer viruses, malicious software, attacks by hackers and other forms of cyber intrusions or unauthorized access, any of which can create system disruptions, shutdowns or unauthorized disclosure of personal or confidential information, all of which can be timely and costly to remediate. In addition, a security breach that impacts personal information could require us to comply with breach notification requirements under applicable data privacy and security laws, result in litigation or regulatory action, or otherwise subject us to liability under those laws.
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
For more information on our cybersecurity risk management, strategy and governance, refer to Part I, Item 1C, “Cybersecurity.”
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
Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. As a result, companies may pursue an “efficient infringement” strategy, having concluded that it is cheaper to infringe third-party intellectual property rights than to acquire, license or otherwise respect them. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (“IPR”). In many IPR challenges, the U.S. Patent and Trademark Office (the “PTO”) may cancel or significantly narrow issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have an adverse effect on our business, financial condition and results of operations. Similarly, changes in patent laws and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent owner can request unitary effect, thereby getting a European patent with unitary effect (a “Unitary Patent”). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that we request to be treated or obtain as Unitary Patents remain under the jurisdiction of the UPC and may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.
Certain of our intellectual property rights are held through license agreements and collaboration arrangements with third parties. If we cannot retain these agreements or arrangements, we may not be able to sell, develop or commercialize our products. We also rely on trade secrets and certain other know-how and unregistered rights in and to our products and it is possible that others will independently develop the same trade secrets, know-how and unregistered rights or obtain access to our trade secrets, know-how and unregistered rights. We license some of the rights to use our patents, trade secrets and know-how to third parties. Further, we rely on confidentiality agreements, intellectual property assignment agreements and other similar arrangements with our employees, consultants, advisors, collaborators and other persons who have access to our proprietary and confidential information, which may not be enforceable or provide meaningful protection for our proprietary technology information in the event of unauthorized use or disclosure or other breaches of the agreements, or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to our brands and the names of some of our products, each providing different levels of protection. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.
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
The FDA can authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances after the HHS Secretary has made a declaration of emergency justifying authorization of emergency use, as further described in Part I, Item 1, “Business—Government Regulations” of this Annual Report. These EUA standards for marketing authorization are lower than if the FDA had reviewed our tests under its traditional marketing authorization pathways, and we cannot assure you that our EUA-approved tests would be cleared or approved under those more onerous clearance and approval standards. The FDA has also established certain conditions of the EUA, including labeling and marketing requirements, which may be unclear and are subject to change. Some of our current respiratory products were initially authorized by the FDA under EUAs.
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
Modifications or enhancements to a cleared or approved product that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the product, could require new 510(k) clearances or possibly approval of a new PMA or BLA, or a supplement to those applications. We determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review our decision not to seek a new 510(k). If the FDA disagrees with our determinations and requires us to submit a new 510(k), PMA or supplement, or BLA or supplement for any product modification, we may be required to cease marketing such product or to recall the modified product until we obtain clearance or approval, and we may be subject to civil, criminal, monetary and non-monetary penalties and damage to our reputation.
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
Before we can sell certain of our products, we must conduct clinical studies intended to demonstrate that those products are safe and effective and perform as expected. The results of these clinical studies are used to obtain regulatory clearance or approval from government authorities, such as the FDA. Conducting clinical studies that may be required for regulatory approvals or clearances is a complex, time-consuming and expensive process, requiring months or years to complete, and our studies are not guaranteed to generate data that demonstrate safety and effectiveness or substantial equivalence of the evaluated product.
If we fail to adequately manage our clinical studies, those clinical studies and corresponding regulatory clearances or approvals may be delayed or we may fail to gain clearance or approval for our products altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not obtain regulatory clearance or approval for the applicable product. For example, upon reviewing the performance of our Savanna RVP4+ assay against the clinical market’s expectations, we withdrew our FDA 510(k) submission for this assay in March 2024 because the final dataset did not meet our expectations. If we are unable to market and sell our new products or are unable to obtain clearances or approvals in the time frame needed to execute our product strategies, our business and results of operations would be materially and adversely affected.
Our business is subject to substantial regulatory oversight, and our failure to comply with applicable regulations may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained regulatory approvals, product recalls, seizure of products or injunctions against the distribution of our products, operating restrictions and criminal prosecution.
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
We are also subject to laws relating to matters such as privacy, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against the distribution of our products, termination of our service agreements by our customers, disgorgement of money, operating restrictions and criminal prosecution.
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
We endeavor to enter into contracts with government entities for grant-funded projects or the sale of our products. This may require us to follow government-sponsored tendering processes involving stringent restrictions, including pricing restrictions, sustainability requirements, and other compliance obligations. As a result, we may face challenges meeting such government-sponsored tendering requirements, and ultimately, may not be awarded such contracts with government entities.
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
If one or more of our products is claimed to be defective or does not comply with applicable regulations, we could be subject to claims of liability and harm to our reputation that could adversely affect our business.
Our product development and production processes are complex and could expose our products to claims of defectiveness or claims that they do not comply with applicable regulations. Alleged manufacturing and design defects or regulatory non-compliance could lead to recalls (either voluntary or required by the FDA or other government authorities) and could result in the removal of one or more of our products from the market. Similarly, our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis or treatment of a patient and could lead to allegations that our products have caused injury or are found to be unsuitable for their intended use. Our immunohematology business in particular is subject to the risk of product liability claims, as even the slightest inaccuracies in a specimen’s analysis can lead to critical outcomes in the life of a patient, thereby leaving little to no room for error in the precision and accuracy of such testing. In addition, our marketing of monitoring services may cause us to be subject to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death, or, in the case of our toxicology monitoring services, the imposition of criminal sanctions. The risk of a product liability claim is also heightened for at-home tests that may be purchased and administered by the end-user customer and not a medical professional and our communication of risk information, benefits or claims, which is highly regulated by the FTC and the FDA, could be alleged to be misleading or erroneous. If the FTC or the FDA alleges or establishes that any of our communications are misleading, we could be subject to litigation and material penalties and fines.
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
We are subject to healthcare laws and regulations that could result in liability, require us to change our business practices and restrict our operations in the future.
We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the governments of states and foreign countries in which we conduct our business. In the U.S., these healthcare laws and regulations include the federal Physician Self-Referral Law, federal Anti-Kickback Statute, federal civil and criminal false claims laws, including the FCA, the federal Civil Monetary Penalties Law, HIPAA, the federal Physician Payments Sunshine Act, FDCA, U.S. federal consumer protection and unfair competition laws, and state law equivalents of each of the foregoing, as further described in Part I, Item 1, “Business—Government Regulations” of this Annual Report.
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
If our operations are found to be in violation of any of the laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil and administrative penalties, damages, fines, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, oversight if we become subject to a consent decree, corporate integrity agreement or other government resolution, and disgorgement, and we could be required to curtail, restructure or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.
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
We will be exposed to significant risks in relation to compliance with anti-bribery and anti-corruption laws and regulations and economic sanctions programs.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies and individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA, the Bribery Act and the Brazilian Anti-Bribery Act, among others, and economic and trade sanctions, including those administered by the United Nations, the EU, China, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. The FCPA also contains accounting provisions requiring issuers of securities listed in the U.S. to make and keep books and records that accurately and fairly reflect the transactions and dispositions of the assets of the company, and to devise and maintain an adequate system of internal accounting controls. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Under China’s Anti-Unfair Competition Law and Criminal Law regime, China has launched an intensified nationwide anti-corruption campaign in the healthcare sector, with strengthened enforcement actions and stricter regulations on both healthcare professionals and enterprises, which has delayed and could continue to delay the processing of public tenders or installations of certain of our instruments, which may have a negative impact on our commercial activities. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons, absent authorizations or exemptions under applicable law, such as OFAC’s licenses permitting certain humanitarian trade.
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

Our collection, use and disclosure of personal information, including health information, and confidential information is subject to federal and state privacy, data security and data protection regulations, as well as privacy, data security and data protection laws outside the U.S., including in the EEA, the U.K. and China, and our failure to comply with those laws and regulations or to adequately secure this information could result in significant liability or reputational harm.
In the ordinary course of business, we collect, process, transfer, disclose, share and use personal and confidential information, including from customers, employees and business contacts. These activities subject us and our partners to federal, state and foreign privacy, data security and data protection laws, regulations, guidance, self-governing rules, industry standards, contractual requirements and other obligations as further described in Part I, Item 1, “Business—Government Regulations” of this Annual Report.
In the U.S., there are various laws regulating data privacy and security at the federal, state and local level, some of which are further described in the “Business—Government Regulations” section of this Annual Report. We are also subject to other regulations, guidance, self-governing rules, industry standards and contractual requirements. The legislative and regulatory landscape for privacy, data security and data protection continues to evolve, with jurisdictions in which we and our customers operate adopting or considering adopting new privacy, data security and data protection laws and regulations regarding the collection, use, processing, transfer, disclosure, sharing, security and storage of information obtained from consumers, employees and other individuals, including health-related information. There is also an increasing focus on incident response and breach notification requirements with regulations dictating how to prepare for, respond to and report security incidents and breaches. We are also bound by contractual obligations with some of our customers relating to privacy, data protection and data security, some of which may be more stringent than applicable privacy, data security and data protection laws and regulations, as some companies will not contract with vendors that do not meet more rigorous standards.
Complying with these various laws, regulations, standards and contractual obligations could cause us to incur substantial costs, require us to change our business practices in a manner that does not align with our business objectives (including limiting our ability to collect, control, process, share, disclose and otherwise use personal information (including health and medical information that are subject to strict requirements)), reduce demand for certain of our digital solutions, restrict our ability to offer certain digital solutions in certain jurisdictions or subject us to inquiries by federal, state and foreign data protection regulatory agencies, all of which could result in sanctions, investigations, fines, penalties or otherwise negatively impact our business or reputation. Moreover, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply, further increasing costs to comply, and increasing risks of potential failures or perceived failures to comply. Because many of these laws and regulations are recent, it is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as many of the laws are drafted broadly and leave great discretion to the relevant government authorities to exercise.
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
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where we do business have had an enhanced focus on issues related to the taxation of multinational corporations. These agencies are striving to define, legislate and enforce inappropriate “base erosion and profit shifting” by means of payments between affiliates in different taxing jurisdictions at disparate rates. Thus, the tax laws in the U.S., the U.K. and other countries in which we do business could change on a prospective or retroactive basis, and any such significant changes could adversely affect our financial statements.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity and complexity of tax laws, the subjectivity of factual interpretations, the complexity of our foreign operations and intercompany arrangements and other factors, our estimates of income tax assets or liabilities may differ from actual payments, assessments or receipts. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. Additionally, our interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in material administrative or judicial procedures, actions or sanctions. If we repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. We continue to monitor changes in tax laws and the impact of proposed and enacted legislation in the U.S. and in the various foreign jurisdictions in which we operate.
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
Our Credit Agreement governs our senior secured credit facilities, which consist of (i) a Term Loan in an original amount of $2,750.0 million and (ii) an $800.0 million Revolving Credit Facility. As a result of our indebtedness, a portion of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs. As of December 29, 2024, we had total indebtedness of $2,483.1 million, and we had availability under our Revolving Credit Facility of $589.0 million (net of $13.0 million of outstanding letters of credit).
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
Furthermore, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. Recently, interest rates have increased from historically low levels. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into a series of interest rate swap agreements to hedge our interest rate exposures related to our variable rate borrowings under the credit facilities. However, it is possible that these hedging instruments or any future hedging instruments we enter into may not fully or effectively mitigate our interest rate risk and we may decide not to maintain hedging instruments in the future.
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
In addition, the Credit Agreement requires us to comply with two financial covenants consisting of a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 10. Borrowings” for more information related to our financial covenants.
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
Our success will depend in part upon our ability to attract, motivate and retain executives and sales, marketing, manufacturing, technical, scientific, technology and other key personnel. Competition for qualified personnel can be intense, both in the industry in which we operate and where our operations are located. Accordingly, no assurance can be given that we will be able to attract or retain executives or key employees. The loss of any executive or other key personnel, particularly key manufacturing, R&D and technical personnel, could harm our business and prospects and could impede the achievement of our R&D, operations or strategic objectives. In addition, there could be disruptions to or distractions for the workforce and management, including in connection with recent leadership transitions or activities of labor unions or works councils. While we may employ the use of certain retention programs, there can be no guarantee that they will prove to be successful. Furthermore, we may be required to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to our business, which may adversely affect our business.
If we are required to make unexpected payments to any defined benefit plans or other post-employment benefit plans (“Benefit Plans”) applicable to our employees, our financial condition may be adversely affected.
Some of our current and former employees participate or participated in Benefit Plans that were sponsored by Ortho prior to the closing of the Combinations. We assumed certain underfunded and unfunded Benefit Plan liabilities, which amounted to approximately $32.4 million as of December 29, 2024. Several of these plans are unfunded and, while we do not believe the liabilities in relation to these plans are significant, they must be satisfied as they mature from our cash resources. In jurisdictions where the Benefit Plans are intended to be funded with assets in a trust or other funding vehicle, we expect that, while not significant, the liabilities will exceed the corresponding assets in each of the plans. Various factors, such as changes in actuarial estimates and assumptions (including in relation to life expectancy, discount rates and rates of return on assets), as well as actual return on assets, can increase the expenses and liabilities of the Benefit Plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and, as a result, we may be required to increase the cash payments we make in relation to these Benefit Plans.

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
As of December 29, 2024, we had approximately 6,600 employees located around the world consisting of commercial, supply chain, quality, regulatory and compliance, R&D and general administrative personnel. As of such date, approximately 16% of our employees globally were covered by a union, collective bargaining agreement or works council. Historically, we have not experienced work stoppages; however, in the future, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, future negotiations with unions or works councils in connection with existing labor agreements may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control.
General Risk Factors
We identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or timely, could affect our ability to record, process and report financial information accurately, impair our ability to prepare financial statements, negatively affect investor confidence and cause reputational harm.
Effective internal controls are necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with GAAP. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report, as of December 29, 2024, we identified material weaknesses in our internal control over financial reporting relating to (i) ineffectively designed controls related to financial information generated from certain software solutions and design deficiencies over certain management review controls and (ii) insufficient controls over the evaluation of all available evidence to assess realizability of deferred tax assets. As a result, our management concluded that disclosure controls and procedures and internal control over financial reporting were not effective as of December 29, 2024. While we are actively engaged in the process of designing appropriate controls to address these material weaknesses, there can be no assurance that the actions will fully remediate the material weaknesses in a timely manner. If we are unable to remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations or regulatory enforcement actions arising out of any such failure or alleged failure could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and operating results. The material weaknesses, remediation actions, and any related litigation, government investigations or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs, and could negatively affect investor confidence in our financial statements, cause us reputational harm and raise other risks to our operations.
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
Expectations of our performance related to sustainability matters, or the reporting of such matters, may impose additional costs on us and expose us to new risks.
There is an increasing focus and scrutiny from regulators, investors, customers, suppliers, vendors, employees and other stakeholders concerning corporate responsibility and sustainability in particular. Government entities are enhancing or advancing legal and regulatory requirements, including disclosure requirements, specific to sustainability matters. For example, the state of California has adopted new climate change disclosure requirements and the EU has adopted the Corporate Sustainability Reporting Directive. Compliance with such rules could require significant effort and resources and result in changes to our current sustainability goals. Additionally, many investors use sustainability factors to help guide their investment strategies and, in some cases, may choose not to invest in us if they believe our sustainability performance is inadequate. Moreover, a number of customers who are payors or distributors have adopted, or may adopt, procurement policies that include sustainability provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions.
Standards for tracking and reporting sustainability matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. Third-party providers of corporate responsibility ratings and reports have also increased in number to meet growing stakeholder demand for measurement of sustainability performance. The criteria by which our corporate responsibility practices are assessed must be routinely monitored and may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such evolving standards for identifying, measuring and reporting sustainability metrics, including sustainability-related disclosures that may be required of public companies by regulators, stakeholders may conclude that our performance related to corporate responsibility and sustainability matters is inadequate.
Moreover, if our market capitalization increases, we may be benchmarked against larger peer companies, some of which may have more resources than us and thus may have achieved better sustainability performance and/or a higher sustainability rating profile. We may face reputational damage if our sustainability performance or sustainability rating profile is, or is perceived as being, below that of our competitors or peer companies. In addition, we could fail, or be perceived as failing, in our achievement of certain sustainability-related initiatives or goals, or we could be criticized for the scope of such initiatives or goals or our standards for measuring and reporting such goals. Our failure to comply with sustainability regulations or to satisfy stakeholder expectations related to our sustainability performance or to accomplish or accurately track and report on our sustainability initiatives or goals on a timely basis, or at all, could result in the loss of business, inability to sell our products in certain jurisdictions, or difficulty obtaining new business or new supplier relationships, adversely affect our reputation, stock price, financial condition, results of operation or growth, expose us to increased scrutiny from stakeholders and enforcement authorities, which may result in litigation or regulatory action or otherwise subject us to liability, and present challenges in attracting and retaining talented employees.
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

All of our issued shares of common stock are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including certain of our directors, executive officers and other affiliates, which shares may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are committed to maintaining effective governance and oversight of cybersecurity risks. Our cybersecurity strategy focuses on implementing effective and efficient mechanisms, controls, technologies, systems and other processes across our global IT networks and systems to assess, identify and manage material risks from potential unauthorized occurrences on or through our IT systems that may result in adverse effects on the confidentiality, integrity or availability of our IT systems and the data residing therein. These processes are designed to promote (i) robust controls across our IT ecosystem, (ii) transparency across our IT infrastructure so that our information security team can detect, identify and escalate anomalies for further analysis and action, and (iii) a sound enterprise security architecture with security integrated into each phase of system implementation. We believe that the processes and controls we have established to protect our stakeholders’ interests, including with respect to our current regulated products and internal systems, are robust and generally aligned with applicable cybersecurity regulations and informed in part by certain industry standards, principles and frameworks, such as those set by the National Institute of Standards and Technology. This includes security by design, regular penetration testing, vulnerability scanning and standardization where possible of cybersecurity architecture principles.
Our cybersecurity risk management is part of our broader enterprise risk management process, which is managed by our internal audit team with oversight from our executive leadership, and ultimately, the Audit Committee and the Board. Supported by a global team of information security professionals, we have in place a variety of tools, processes and services designed to identify the impacts of changing cybersecurity threats within our IT networks and systems and those networks and systems managed by key vendors or third parties. Cybersecurity risks are identified, quantified and mitigated by leveraging detection and preventive technologies, including security monitoring, intrusion detection and prevention systems, routine risk assessments, a vulnerability management infrastructure and a global incident response program. In addition, we also periodically consult with outside advisors and experts on security controls of our products and manufacturing sites and to anticipate future trends, such as threats and issues within the healthcare industry as well as updates on key regulatory changes, including evolving cybersecurity policies and mandates from the FDA and the Cybersecurity and Infrastructure Security Agency. Components of our cybersecurity program are also evaluated by third parties such as our customers, external auditors and government agencies.
We identify and address cybersecurity risks associated with key third-party service providers through security and privacy assessments prior to engaging these third parties, the breadth of which is determined by factors such as the type of data, if any, the third party will have access to, whether the third party will have access to our networks and systems, and whether the third party will provide hardware or software to be used in our products or elsewhere in our organization. Depending on the results of these assessments, we may conduct further assessments prior to or periodically throughout the course of our engagement, limit or cease plans to engage the third party, or negotiate specific contractual protections or remediation provisions.
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
While we have not identified any cybersecurity threats or incidents that have materially affected us since the beginning of the last fiscal year, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents that could materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Relating to Our IT Systems.”
Oversight of cybersecurity risk involves a three-tiered hierarchy designed to leverage the appropriate level of expertise to assess and manage such risks. This consists of our CISO, SGC and the Audit Committee. Our CISO is primarily responsible for our global information security program. In this role, the CISO is responsible for the effective operation of our information security controls and management of information security and cybersecurity risks across the enterprise, including within our products and operations. The CISO also aligns our information security strategy with our business and technical strategies and integrates, where possible, security initiatives into roadmaps of other functions to promote accountability and awareness. The CISO is also responsible for developing and implementing our information security policies and standards in accordance with applicable global regulatory requirements and facilitating updates to these policies and standards at least annually. Our CISO has over 20 years of global information security leadership experience across financial services, legal and medical device industries and over 35 years of broader IT experience.
The SGC is comprised of members of our executive leadership team, including the CEO; CFO; Chief Operations Officer; Chief Legal Officer; Vice President, Information Technology; and CISO. The CISO reports to the SGC on a regular basis, and informs the committee of critical risks that could potentially affect our information security and cybersecurity posture, as well as regulatory compliance; the status of key projects designed to evolve our information security programs; and any significant cybersecurity issues, incidents and patterns of events. The SGC has the authority to (i) investigate any matter brought to its attention that may impact our ability to adequately protect our information assets and (ii) involve its members, the Board, other steering committees, government agencies and law enforcement, as it deems appropriate, to respond to and remediate such matters. The CISO provides updates to the SGC during the course of significant cybersecurity incidents and in parallel, response teams partner with our IT and legal teams, law enforcement and others as needed to triage and remediate such incidents. Following such events, we implement changes as appropriate to improve our risk mitigation and remediation capabilities as cyber threats evolve.
The Audit Committee oversees our cybersecurity risk management and strategy and has an oversight role that involves reviewing, establishing policies for, and assessing the efficacy of processes used to evaluate significant risk exposures and the measures management implements to mitigate these risks. The Audit Committee is informed about cybersecurity risks through regular management reports on the performance of internal and/or external cybersecurity audits and assessments and the effectiveness of existing cybersecurity practices. The Vice President, Information Technology, CISO, additional members of the SGC, and other personnel also annually update the Audit Committee on material cybersecurity risks, significant cybersecurity incidents, mitigation measures and impacts to the Company. The Board receives updates from management, including the Vice President, Information Technology, and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties
At December 29, 2024, our material operating locations, which we define as the facilities we lease with more than 75,000 square feet plus all owned facilities with more than 20,000 square feet, were as follows:

Location	Status	Lease Term	Square Footage	Primary Use
Raritan, NJ	Owned	N/A	569,000	Administrative offices, R&D and manufacturing
Rochester, NY (513 Technology Blvd)	Owned	N/A	438,628	Manufacturing
San Diego, CA (Summers Ridge)	Leased	2033 - options to extend for two additional 5-year periods	316,531	Administrative offices, sales and marketing, R&D and manufacturing (principal executive offices)
Rochester, NY (100 Indigo Creek)	Owned	N/A	260,221	Office, R&D
Pencoed, Wales (1)	Owned	N/A	198,380	Office, manufacturing
Athens, OH	Leased	2027	149,240	Administrative offices, sales and marketing, R&D and manufacturing
Carlsbad, CA (Rutherford)	Leased	2036 - options to extend for two additional 5-year periods	128,745	Manufacturing
Memphis, TN	Leased	2026	116,500	Warehouse
San Diego, CA (Waples Ct.)	Leased	2031 - options to extend for two additional 5-year periods	106,412	Office, light manufacturing, storage, packaging, assembly and distribution
Rochester, NY (130 Indigo Creek)	Owned	N/A	103,138	Office, R&D
Strasbourg, France	Owned	N/A	97,951	Warehouse, service
Rochester, NY (1000 Lee Road)	Leased	2027	89,114	Manufacturing
Pompano Beach, FL	Owned	N/A	21,500	Manufacturing
(1) In December 2024, the Company entered into an agreement for the expansion of the office building and manufacturing facility.
We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case, on commercially reasonable terms. However, in anticipation of our growth strategy, we may pursue additional facilities.
Item 3. Legal Proceedings
The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data—Note 14. Commitments and Contingencies—Litigation and Other Legal Proceedings” is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “QDEL.”
As of February 19, 2025, we had approximately 84 common stockholders of record and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On August 17, 2022, our Board authorized the Stock Repurchase Program, allowing us to repurchase up to $300.0 million of our common stock, which expired on August 17, 2024. We did not repurchase any shares of our common stock in 2024 through the expiration date.

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and Nasdaq Health Care Composite Index for the five years ended December 29, 2024. The graph assumes (i) an initial investment of $100 as of the market close on December 31, 2019 in our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Composite Index and (ii) reinvestment of dividends. The graph represents stock price performance of Quidel, from fiscal year ended 2020 through May 27, 2022, and QuidelOrtho following the closing date of the Combinations. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR TOTAL CUMULATIVE RETURN
Among QuidelOrtho Corporation, the Nasdaq Composite and the Nasdaq Health Care Composite Indices

300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
QuidelOrtho Corporation
Nasdaq Composite Index
Nasdaq Healthcare Composite Index

	Base Period
Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
QuidelOrtho Corporation	$100.00	$246.34	$174.03	$115.76	$100.20	$60.16
Nasdaq Composite Index	$100.00	$143.95	$177.76	$119.14	$172.14	$227.78
Nasdaq Health Care Composite Index	$100.00	$128.87	$124.76	$99.07	$105.73	$106.19
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve material risks and uncertainties. This discussion should be read in conjunction with the section entitled “Future Uncertainties and Forward-Looking Statements” on page 4 and the “Risk Factors” starting on page 25 of this Annual Report. In addition, our discussion of QuidelOrtho’s financial condition and results of operation

s in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC (Japan and Asia Pacific) are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $94.2 million, $125.0 million and $73.1 million for fiscal years ended 2024, 2023 and 2022, respectively.
On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. Our Consolidated Financial Statements for fiscal years ended 2024 and 2023 each include a full year of Ortho operations. For additional information about the Combinations, refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 2. Business Combination.”
For fiscal year ended 2024, Total revenues decreased by 7% to $2,782.9 million as compared to the prior year. For fiscal year ended 2023, Total revenues decreased by 8% to $2,997.8 million as compared to the prior year. These decreases were primarily driven by variability of our U.S. respiratory products. Currency exchange rates had an unfavorable impact of approximately 60 basis points and 100 basis points on our growth rates for fiscal years ended 2024 and 2023, respectively. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For fiscal years ended 2024, 2023 and 2022, revenues related to our respiratory products accounted for approximately 18%, 24% and 57% of our Total revenues, respectively.
Planned Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we plan to wind-down only the VIP platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While our goal is to wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding down of the U.S. donor screening portfolio, as compared to prior years, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 4. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by the end of 2025.
Supply Chains
We obtain raw materials from reputable outside suppliers and believe our business relationships with them are good. Some of our raw materials are available from a limited number of sources. While we encountered increasing pressures on raw material pricing during fiscal years ended 2023 and 2022, inflationary impacts during fiscal year ended 2024 lessened and returned closer to pre-COVID-19 pandemic levels. To help mitigate these supply chain challenges, we (i) partner with suppliers to invest in additional capacity and raw material inventory, (ii) diversify our supply base, where possible, to minimize reliance on a single source of supply for key raw materials and components, (iii) create redundancy in our global supply chain and (iv) insource activity where it makes strategic and financial sense. In addition, we routinely evaluate our supply chain for potential gaps and continue to take other steps intended to help address continuity.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19, as well as ongoing supply, production and logistics challenges.
Demand for our respiratory products, which includes our COVID-19 products, declined in 2024 compared to 2023 due to the decreased occurrence and duration of COVID-19 in an endemic environment and a COVID-19 government award in 2023 that did not occur in 2024. We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the seasonal demands of the respiratory season, which are typically more prevalent during the fall and winter.
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
Results of Operations
Comparison of fiscal years ended 2024, 2023 and 2022
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. Fiscal years ended 2024, 2023 and 2022 were 52 weeks.
Revenues
The following table compares Total revenues by business unit for fiscal years ended 2024, 2023 and 2022:

	Fiscal Year Ended
(Dollars in millions)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Labs	$1,426.7	$1,425.4	$820.2	—%	74%
Immunohematology (1)	522.6	512.4	296.8	2%	73%
Donor Screening (1)	115.5	136.1	97.0	(15)%	40%
Point of Care	694.1	892.2	1,955.3	(22)%	(54)%
Molecular Diagnostics	24.0	31.7	96.7	(24)%	(67)%
Total revenues	$2,782.9	$2,997.8	$3,266.0	(7)%	(8)%
(1) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
For fiscal year ended 2024, Total revenues decreased to $2,782.9 million from $2,997.8 million for the prior year. The increase in Labs revenue was primarily related to growth in reagents, consumables and services, partially offset by decreased COVID-19 and non-core revenue compared to the prior year. Immunohematology revenue increased 2% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 15% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. The Point of Care business unit contributed to revenue decline, driven by a decrease of $188.6 million in sales of QuickVue SARS Antigen assays, primarily due to a COVID-19 government award in the prior year period, and a decrease of $5.8 million in sales of Sofia SARS Antigen assays. Molecular Diagnostics sales decreased by $7.7 million, primarily driven by lower demand. Currency exchange rates had an unfavorable impact of approximately 60 basis points on the growth rate for fiscal year ended 2024.
For fiscal year ended 2023, Total revenues decreased to $2,997.8 million from $3,266.0 million for the prior year. The increases in Labs, Immunohematology and Donor Screening revenues were primarily related to incremental revenues from the Combinations. Additionally, the increase in Labs revenue included a $19.2 million settlement award from a third party related to one of our collaboration agreements. The Point of Care business unit contributed to revenue decline, driven by decreases of $846.0 million in sales of QuickVue SARS Antigen assays and $219.1 million in sales of Sofia SARS Antigen assays. Molecular Diagnostics revenue decreased by $65.0 million, primarily driven by lower demand for the Lyra SARS Antigen assay due to the end of the public health emergency in the U.S. Currency exchange rates had an unfavorable impact of approximately 100 basis points on the growth rate for fiscal year ended 2023.

Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, was $1,496.4 million, or 53.8% of Total revenues, for fiscal year ended 2024, compared to $1,500.7 million, or 50.1% of Total revenues, for fiscal year ended 2023. The increase in cost of sales, excluding amortization of intangible assets as a percentage of revenue, was driven primarily by product mix, partially offset by a prior year period COVID-19 government award, along with the corresponding inventory reserve release of $39 million.
Cost of sales, excluding amortization of intangible assets, increased to $1,500.7 million, or 50.1% of Total revenues, for fiscal year ended 2023, compared to $1,329.8 million, or 40.7% of Total revenues, for fiscal year ended 2022. The increase in cost of sales, excluding amortization of intangible assets as a percentage of revenue, was primarily driven by incremental revenues in the Labs, Immunohematology and Donor Screening business units as a result of the Combinations and a decrease in sales of respiratory products. We also recorded $60.6 million of expense related to the unwind of the inventory fair value adjustment related to the Combinations during fiscal year ended 2022.
Operating Expenses
The following table summarizes operating expenses for fiscal years ended 2024, 2023 and 2022:

	Fiscal Year Ended
(Dollars in millions)	2024	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Selling, marketing and administrative	$766.8	27.6%	$763.2	25.5%	$621.0	19.0%
Research and development	218.7	7.9%	245.0	8.2%	187.9	5.8%
Amortization of intangible assets	203.4	7.3%	204.8	6.8%	132.5	4.1%
Acquisition and integration costs	127.2	4.6%	113.4	3.8%	136.0	4.2%
Goodwill impairment charge	1,822.6	N/M	—	N/M	—	N/M
Asset impairment charge	56.9	N/M	4.5	N/M	2.8	N/M
Other operating expenses	51.8	1.9%	27.1	0.9%	12.3	0.4%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for fiscal year ended 2024 increased by $3.6 million, or 0.5%, to $766.8 million from $763.2 million for the prior year, primarily due to higher incentive-based employee compensation costs, partially offset by compensation costs related to cost-savings initiatives and lower advertising costs.
Selling, marketing and administrative expenses for fiscal year ended 2023 increased by $142.2 million, or 22.9%, to $763.2 million from $621.0 million for the prior year, primarily due to the incremental impact of the Combinations, partially offset by freight expense due to lower sales and shipment volume and lower employee compensation costs.
Research and Development Expense
Research and development expense for fiscal year ended 2024 decreased by $26.3 million, or 10.7%, to $218.7 million from $245.0 million for the prior year, primarily due to lower employee compensation costs and costs of outside services.
Research and development expense for fiscal year ended 2023 increased by $57.1 million, or 30.4%, to $245.0 million from $187.9 million for the prior year, primarily due to the incremental impact of the Combinations, as well as increased costs related to the development of Savanna, QuickVue OTC assays and Sofia products.
Amortization of Intangible Assets
Amortization of intangible assets for fiscal years ended 2024, 2023 and 2022 was $203.4 million, $204.8 million and $132.5 million, respectively. The increase in amortization expense in fiscal year ended 2023 compared to fiscal year ended 2022 was primarily due to the Combinations.
Acquisition and Integration Costs
Acquisition and integration costs were $127.2 million, $113.4 million and $136.0 million for fiscal years ended 2024, 2023 and 2022, respectively. The increase in costs in fiscal year ended 2024 compared to fiscal year ended 2023 was primarily due to employee compensation related charges and consulting costs. The decrease in costs in fiscal year ended 2023 compared to fiscal year ended 2022 was primarily due to acquisition costs attributable to the Combinations, partially offset by higher integration-related costs.
Goodwill Impairment Charge
During fiscal year ended 2024, we recognized a non-cash goodwill impairment charge of $1.8 billion. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Goodwill and Intangible Assets, Net” for more information.
Asset Impairment Charge
During fiscal year ended 2024, we recognized an impairment charge of $56.9 million related to the long-lived assets classified as assets held for sale. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 8. Assets Held for Sale” for more information. Asset impairment charges were $4.5 million and $2.8 million for fiscal years ended 2023 and 2022, respectively.
Other Operating Expenses
Other operating expenses were $51.8 million, $27.1 million and $12.3 million for fiscal years ended 2024, 2023 and 2022, respectively, which were primarily related to the profit share expense for our Joint Business with Grifols and, in fiscal year ended 2024, a $20.0 million write off of the tax assessment refund. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 5. Segment and Geographic Information” for more information.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $163.5 million, $147.6 million and $75.7 million for fiscal years ended 2024, 2023 and 2022, respectively. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 10. Borrowings” for more information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $24.0 million for fiscal year ended 2022, and was related to the satisfaction and discharge of the senior notes and termination of the former term loans and revolving credit facility of Ortho, which occurred in connection with the consummation of the Combinations.
Other Expense, Net
Other expense, net was $7.1 million, $20.6 million and $8.1 million for fiscal years ended 2024, 2023 and 2022, respectively. The decrease in Other expense, net in fiscal year ended 2024 compared to fiscal year ended 2023 was primarily related to (i) a prior year release of tax reserves upon the settlement of certain U.S. federal tax matters, with an offsetting benefit recorded to income tax expense, and (ii) Credit Agreement amendment fees, partially offset by loss on investments in the prior year period. The increase in Other expense, net in fiscal year ended 2023 compared to fiscal year ended 2022 was primarily related to (i) the release of tax reserves upon the settlement of certain U.S. federal tax matters, with an offsetting benefit recorded to income tax expense and (ii) net foreign currency losses. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 6. Income Taxes” for more information.
Income Taxes
For fiscal years ended 2024 and 2023, we recognized income tax benefits of $79.5 million in relation to loss before taxes of $2,131.5 million and $19.0 million in relation to loss before taxes of $29.1 million, resulting in effective tax rates of 3.7% and 65.3%, respectively. For fiscal year ended 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes. For fiscal year ended 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to a decrease in our pre-acquisition U.S. federal reserves for uncertain tax positions due to settlement of certain tax matters partially offset by net operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Taxed Income.
We recognized an income tax benefit of $19.0 million, resulting in an effective tax rate of 65.3% for fiscal year ended 2023, compared to an income tax provision of $187.2 million, resulting in an effective tax rate of 25.4% for fiscal year ended 2022. For fiscal year ended 2022, the effective tax rate differed from the U.S. federal statutory rate, primarily due to income taxes owed in certain U.S. states, foreign income taxed at rates other than the applicable U.S. rate, and the deduction for foreign derived intangible income.

Segment Results
We operate under three geographically-based reportable segments: North America, EMEA and China. Our operations in Latin America and JPAC (Japan and Asia Pacific) are immaterial operating segments that are not considered reportable segments and are included in “Other.” In the fourth quarter of 2024, we revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact us as a whole. Prior periods have been revised to align with the current period presentation.
The key indicators that we monitor are as follows:
•Total revenues — This measure is discussed in the section entitled “Results of Operations.”
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net (loss) income before Interest expense, net, (Benefit from) provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net (loss) income and that we do not consider indicative of our ongoing operating performance. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 5. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to (Loss) income before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Fiscal Year Ended
(Dollars in millions)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Total revenues	$1,619.8	$1,877.1	$2,536.5	(14)%	(26)%
Adjusted EBITDA	$892.1	$1,025.2	$1,689.2	(13)%	(39)%
Total revenues were $1,619.8 million for fiscal year ended 2024, compared to $1,877.1 million for fiscal year ended 2023. The decrease was primarily driven by (i) a decrease in Point of Care revenue, primarily due to a COVID-19 government award in the prior year period, (ii) the wind-down of the U.S. donor screening business and (iii) the settlement award from a third party related to one of our collaboration agreements in the prior year period.
Total revenues were $1,877.1 million for fiscal year ended 2023, compared to $2,536.5 million for fiscal year ended 2022. The decrease was primarily driven by lower demand for QuickVue and Sofia SARS Antigen assays, partially offset by incremental revenues of $433.8 million from the Combinations.
Adjusted EBITDA was $892.1 million for fiscal year ended 2024, compared to $1,025.2 million for fiscal year ended 2023. The decrease was primarily driven by (i) a COVID-19 government award in the prior year period, along with the corresponding inventory reserve release of $39 million, (ii) the wind-down of the U.S. donor screening business and (iii) the settlement award from a third party related to one of our collaboration agreements in the prior year period, partially offset by a decrease in employee compensation costs and other operating expenses.
Adjusted EBITDA was $1,025.2 million for fiscal year ended 2023, compared to $1,689.2 million for fiscal year ended 2022. The decrease was primarily driven by lower demand for QuickVue and Sofia SARS Antigen assays, partially offset by decreased distribution costs and approximately $160 million of incremental impact of the Combinations.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Fiscal Year Ended
(Dollars in millions)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Total revenues	$335.8	$327.3	$206.8	3%	58%
Adjusted EBITDA	$46.5	$41.0	$31.4	13%	31%

Total revenues were $335.8 million for fiscal year ended 2024, compared to $327.3 million for fiscal year ended 2023. The increase was primarily driven by increases in Immunohematology and Point of Care revenues.
Total revenues were $327.3 million for fiscal year ended 2023, compared to $206.8 million for fiscal year ended 2022. The increase was primarily driven by incremental revenues of $110.1 million from the Combinations, partially offset by a decrease in Point of Care revenue.
Adjusted EBITDA was $46.5 million for fiscal year ended 2024, compared to $41.0 million for fiscal year ended 2023. The increase was primarily driven by increases in Immunohematology and Point of Care revenues.
Adjusted EBITDA was $41.0 million for fiscal year ended 2023, compared to $31.4 million for fiscal year ended 2022. The increase was primarily driven by incremental revenues from the Combinations, partially offset by lower Point of Care revenue and increased selling and distribution costs.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Fiscal Year Ended
(Dollars in millions)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Total revenues	$325.0	$310.1	$220.0	5%	41%
Adjusted EBITDA	$130.5	$127.2	$99.4	3%	28%
Total revenues were $325.0 million for fiscal year ended 2024, compared to $310.1 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenue, partially offset by a decrease in Point of Care revenue.
Total revenues were $310.1 million for fiscal year ended 2023, compared to $220.0 million for fiscal year ended 2022. The increase was primarily driven by incremental revenues of $95.0 million from the Combinations, partially offset by lower Point of Care revenue, primarily related to decreased demand for QuickVue SARS Antigen assays.
Adjusted EBITDA was $130.5 million for fiscal year ended 2024, compared to $127.2 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenue, partially offset by a decrease in Point of Care revenue and the impact from changes in product mix.
Adjusted EBITDA was $127.2 million for fiscal year ended 2023, compared to $99.4 million for fiscal year ended 2022. The increase was primarily driven by approximately $29 million of incremental impact of the Combinations, partially offset by lower Point of Care revenue and a shift in product mix.
Other
Total revenues and Adjusted EBITDA for Other were as follows:

	Fiscal Year Ended
(Dollars in millions)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Total revenues	$502.3	$483.3	$302.7	4%	60%
Adjusted EBITDA	$133.5	$115.3	$91.2	16%	26%
Total revenues were $502.3 million for fiscal year ended 2024, compared to $483.3 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenue, partially offset by a decrease in Point of Care revenue.
Total revenues were $483.3 million for fiscal year ended 2023, compared to $302.7 million for fiscal year ended 2022. The increase was primarily driven by incremental revenues of $177.1 million from the Combinations and higher Labs revenue, partially offset by lower Point of Care revenue.
Adjusted EBITDA was $133.5 million for fiscal year ended 2024, compared to $115.3 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenue and a decrease in operating expenses, partially offset by a decrease in Point of Care revenue.
Adjusted EBITDA was $115.3 million for fiscal year ended 2023, compared to $91.2 million for fiscal year ended 2022. The increase was primarily driven by approximately $37 million of incremental impact of the Combinations, partially offset by lower Point of Care revenue.

Liquidity and Capital Resources
As of December 29, 2024 and December 31, 2023, our principal sources of liquidity consisted of the following:

(Dollars in millions)	December 29, 2024	December 31, 2023
Cash and cash equivalents	$98.3	$118.9
Marketable securities, current	—	48.4
Marketable securities, non-current	—	7.4
Total cash, cash equivalents and marketable securities	$98.3	$174.7
Amount available to borrow under the Revolving Credit Facility	$589.0	$787.1
Working capital including cash and cash equivalents and marketable securities, current	$220.1	$476.7
As of December 29, 2024, we had $98.3 million in Cash and cash equivalents, a $20.6 million decrease from December 31, 2023. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $13.0 million and $198.0 million borrowings outstanding, was $589.0 million as of December 29, 2024.
On April 25, 2024, we entered into Amendment No. 2 to the Credit Agreement, by and among us, the lenders party thereto, and Bank of America, N.A., as administrative agent. The amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of December 29, 2024.
Receivables Purchase Agreement
On March 31, 2023, we entered into an amendment to our existing RPA, by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC (“Ortho FinanceCo I”), as Seller, our wholly owned receivables financing subsidiary, Wells Fargo Bank, N.A., as administrative agent (the “Agent”), Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator (“Ortho Inc.”), Quidel Corporation, as an Originator, and certain Purchasers. Under the RPA, as amended, Ortho FinanceCo I may sell receivables in amounts up to a $150.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of Ortho FinanceCo I. Ortho Inc., in its capacity as Master Servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. We have also provided a performance guaranty for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho Inc. of its obligations as Master Servicer.
Stock Repurchases
On August 17, 2022, our Board authorized the Stock Repurchase Program, allowing us to repurchase up to $300.0 million of our common stock, which expired on August 17, 2024. We did not repurchase any shares of our common stock during fiscal year ended 2024 through the expiration date. For the fiscal year ended 2023, we repurchased 120,000 shares of outstanding common stock under the Stock Repurchase Program for approximately $7.2 million.
Capital Expenditures
Annual capital expenditures, including investments, net of proceeds from government assistance allocated to fixed assets, were approximately $195 million, $196 million and $123 million in fiscal years ended 2024, 2023 and 2022, respectively. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Fiscal Year Ended
(In millions)	2024	2023	2022
Net cash provided by operating activities	$83.0	$280.2	$885.3
Net cash used for investing activities	(149.9)	(187.6)	(1,644.2)
Net cash provided by (used for) financing activities	48.8	(265.8)	252.0
Effect of exchange rates on cash	(2.9)	(1.2)	(2.0)
Net decrease in cash, cash equivalents and restricted cash	$(21.0)	$(174.4)	$(508.9)
Fiscal Year Ended December 29, 2024
Cash provided by operating activities was $83.0 million for fiscal year ended 2024, and reflected a net loss of $2,052.0 million and non-cash adjustments of $2,293.7 million, primarily associated with a goodwill impairment charge and change in deferred tax assets and liabilities, as well as depreciation and amortization, asset impairment charge and stock-based compensation expense. Cash provided by operating activities was also driven by $134.1 million of cash outflows for inventories.
Cash used for investing activities was $149.9 million for fiscal year ended 2024, and was primarily related to $195.1 million in purchases of property, equipment, investments and intangibles, partially offset by $9.3 million in net proceeds from the sale of the McKellar, San Diego, CA facility. We also purchased $7.2 million and sold $63.1 million of marketable securities during fiscal year ended 2024.
Cash provided by financing activities was $48.8 million for fiscal year ended 2024, and was primarily related to net proceeds from the Revolving Credit Facility of $198.0 million, partially offset by payments on long-term borrowings of $143.0 million.
Fiscal Year Ended December 31, 2023
Cash provided by operating activities was $280.2 million for fiscal year ended 2023, and reflected a net loss of $10.1 million and non-cash adjustments of $485.2 million, primarily associated with depreciation and amortization, stock-based compensation expense, change in deferred tax assets and liabilities and accretion of interest on deferred consideration. In addition, we benefited from collections on accounts receivables, which contributed $160.0 million to Cash provided by operating activities, offset by other changes in working capital, including $211.6 million of cash outflows for inventories.
Cash used for investing activities was $187.6 million for fiscal year ended 2023, and was primarily related to $209.3 million in purchases of property, equipment, investments and intangibles and $13.5 million in proceeds from government assistance allocated to fixed assets. We also purchased $60.1 million and sold $78.3 million of marketable securities during fiscal year ended 2023.
Cash used for financing activities was $265.8 million for fiscal year ended 2023, and was primarily related to payments on long-term borrowings of $228.0 million, payments of deferred consideration of $30.3 million and payments of tax withholdings related to vesting of stock-based awards of $13.5 million.
Fiscal Year Ended January 1, 2023
Cash provided by operating activities was $885.3 million for fiscal year ended 2022, and reflected net income of $548.7 million and non-cash adjustments of $389.8 million, primarily associated with depreciation and amortization, stock-based compensation expense, change in deferred tax assets and liabilities, loss on extinguishment of debt and the unwind of the inventory fair value step up initially recorded in connection with the Combinations. In addition, we benefited from collections on accounts receivables, which contributed $150.2 million to Cash provided by operating activities, offset by other changes in working capital, including $116.9 million of cash outflows for inventories.
Cash used for investing activities was $1,644.2 million for fiscal year ended 2022, and was primarily related to the Combinations. We purchased $140.9 million of property, equipment, investments and intangibles and received $18.4 million in proceeds from government assistance allocated to fixed assets. We also purchased $63.7 million and sold $53.4 million of marketable securities during 2022. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 2. Business Combination” for further discussion regarding the Combinations.
Cash provided by financing activities was $252.0 million for fiscal year ended 2022, and was primarily related to proceeds from long-term borrowings, net of debt issuance costs of $2,734.5 million, payments on long-term borrowings and extinguishment costs of $2,388.3 million, repurchases of common stock of $74.3 million and payments of $37.7 million for contingent and deferred consideration.
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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During fiscal year ended 2024, we transferred $148.9 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
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

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to debt, income taxes, lease arrangements, purchase obligations and licensing arrangements are provided in Part II, Item 8, “Financial Statements and Supplementary Data—Note 10. Borrowings,” “—Note 6. Income Taxes,” “—Note 11. Leases” and “—Note 14. Commitments and Contingencies,” respectively.
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
Allowance for Contractual Rebates
We record revenues primarily from product sales. These revenues are recorded net of rebates that are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements and promotions. Rebates are calculated based on historical experience, estimated distributor inventory balances, contractual and statutory requirements and other relevant information, and are recorded as a reduction of sales. These rebates are presented as either an offset to trade accounts receivable or a liability based on forms of settlement. The allowance for contractual rebates involves estimating adjustments to revenue based on a high volume of data including inputs from third-party sources. In addition, the determination of such adjustments includes estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, which vary across customers, the related balance of which was $39.8 million of our rebate reserves at December 29, 2024.
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
As a result of the identification of indicators of impairment during the first quarter of 2024, we performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $1.7 billion for the North America reporting unit. For our annual evaluation for impairment of goodwill as of September 30, 2024, we bypassed the qualitative assessment and proceeded directly to the quantitative goodwill impairment test for all reporting units. This quantitative analysis required us to make estimates and assumptions in order to calculate the fair value of our reporting units. We utilized the values separately derived from both income and market approach valuation techniques to develop an overall estimate of reporting unit fair values. Under the income approach, we calculated the fair value of our reporting units based on estimated future discounted cash flows which required significant assumptions surrounding projected revenue growth rates, projected EBITDA margins and discount rates. Under the market approach, we estimated the fair value based on market multiples of our revenue and EBITDA. We concluded that the China and JPAC reporting units’ carrying values exceeded their respective estimated fair values. As a result, we recorded non-cash goodwill impairment charges of $17.3 million and $61.4 million in the fourth quarter of 2024 for the China and JPAC reporting units, respectively.
The estimated fair values of the EMEA and Latin America reporting units exceeded their respective carrying values and consequently did not result in an impairment. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) was approximately 8% and 45%, respectively. To evaluate the sensitivity of the fair value calculations used in the interim goodwill impairment test for the EMEA and Latin America reporting units, we applied a hypothetical 5% decrease to the fair value of each reporting unit and compared that hypothetical value to the reporting unit’s carrying value. Based on this hypothetical 5% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) was approximately 3% and 37% for the EMEA and Latin America reporting units, respectively.
Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Goodwill and Intangible Assets, Net” for more information on the goodwill impairment recognized in 2024.
Income Taxes
Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. As of December 29, 2024, we had a valuation allowance of $142.4 million, which represents the portion of our deferred tax assets that management believes is not more likely than not to be realized. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained during an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe that we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcome of examinations by tax authorities in determining the adequacy of our provision for income taxes. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 6. Income Taxes” for more information on income taxes.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest exposure relates to outstanding amounts under our Credit Agreement. Assuming facilities under the Credit Agreement are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our outstanding borrowings under the Credit Agreement by approximately $3.6 million per year before considering the impact of derivative instruments.
We have interest rate swap contracts with a total notional value of $1.8 billion to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 44% of our Total revenues for the fiscal year ended December 29, 2024, from operations outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency.
We have entered into foreign currency forward contracts to manage our exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with a total notional amount of $1.4 billion as of December 29, 2024, with maturity dates through November 2025.
A sensitivity to changes in the value of the U.S. dollar on foreign currency denominated derivatives and investments indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 29, 2024, (Loss) income before income taxes would have increased by approximately $7.1 million in fiscal year ended 2024. Because the Company was in a net long (receivable) position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net gain in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in the Company’s major foreign currency exposures relative to the U.S. dollar.
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation.
Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 16. Derivative Instruments and Hedging Activities” for additional information related to such forward contracts.
Credit Risk
The use of derivative instruments exposes us to credit risk if the counterparty fails to perform when the fair value of a derivative instrument contract is positive. If the counterparty fails to perform, collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults.
Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 16. Derivative Instruments and Hedging Activities” for additional information.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of QuidelOrtho Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of QuidelOrtho Corporation (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an adverse opinion thereon.
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

Allowance for contractual rebates
Description of the Matter
As described in Note 1 and Note 7 to the consolidated financial statements, the Company records revenues from product sales net of contractual rebates that are estimated at the time of sale. As of December 29, 2024, the Company recognized an allowance on accounts receivable of $39.8 million for rebates which are dependent on estimated rebate percentages that vary based on end-user sales mix.

Auditing the Company’s allowance for contractual rebates is especially challenging because the estimate is based upon a high volume of data including inputs from third-party sources. In addition, the allowance for contractual rebates involves estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, which vary across customers.
How We Addressed the Matter in Our Audit	To test the allowance for contractual rebates, our audit procedures included, among others, a retrospective analysis of the allowance for contractual rebates compared to actual rebate claims received and performance of analytical procedures and sensitivity analyses over the Company's significant inputs. We tested the underlying data used in management's calculations for accuracy and completeness, which included inspection of source data supporting distributor inventory levels. We also evaluated rebate claims received after year end to assess the accrual as of the balance sheet date and the Company’s estimates.

Goodwill impairment assessments
Description of the Matter	As of December 29, 2024, the Company’s goodwill balance was $649.5 million. During the year ended December 29, 2024, the Company recognized goodwill impairments totaling $1,822.6 million. As described in Note 1 and Note 9 to the consolidated financial statements, the Company evaluates goodwill at the reporting unit level for impairment on an annual basis on the first day of the fourth quarter of the fiscal year, or whenever events or changes in circumstances occur that indicate that the fair value of a reporting unit is below its carrying amount. In performing both interim and annual goodwill impairment assessments, reporting unit fair values were estimated by management using a weighted discounted cash flow method and guideline public company method.
Auditing the Company’s interim and annual goodwill impairment assessments involved significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the reporting units. The assumptions with a significant level of subjectivity or complexity utilized in the impairment assessments included the revenue growth rates, EBITDA margins and discount rates.
How We Addressed the Matter in Our Audit	To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, evaluating the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We performed sensitivity analyses of the significant assumptions to evaluate changes in fair value of the reporting units to determine if contrary evidence exists. We also assessed the historical accuracy of the Company’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of the forecasts utilized in the estimate. In addition, with the support of our valuation specialist, we evaluated the Company’s use of a weighted discounted cash flow method and guideline public company method and selection of the discount rates, which included comparing the discount rates used by the Company against discount rate ranges that were independently developed using publicly available market data for comparable entities. In addition, we tested the Company’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
San Diego, California
February 27, 2025

QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$98.3	$118.9
Marketable securities	—	48.4
Accounts receivable, net	282.4	303.3
Inventories	533.7	577.8
Prepaid expenses and other current assets	262.4	262.1
Assets held for sale	42.1	—
Total current assets	1,218.9	1,310.5
Property, plant and equipment, net	1,380.2	1,443.8
Marketable securities	—	7.4
Right-of-use assets	168.7	169.6
Goodwill	649.5	2,492.0
Intangible assets, net	2,735.6	2,934.3
Deferred tax assets	—	25.9
Other assets	270.7	179.6
Total assets	$6,423.6	$8,563.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246.0	$294.8
Accrued payroll and related expenses	116.9	84.8
Income tax payable	5.4	11.1
Current portion of borrowings	341.8	139.8
Other current liabilities	288.7	303.3
Total current liabilities	998.8	833.8
Operating lease liabilities	167.2	172.8
Long-term borrowings	2,141.3	2,274.8
Deferred tax liabilities	76.5	192.2
Other liabilities	55.3	83.6
Total liabilities	3,439.1	3,557.2
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at December 29, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 67.3 and 66.7 shares issued and outstanding at December 29, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	2,884.8	2,848.0
Accumulated other comprehensive loss	(36.2)	(30.0)
Retained earnings	135.8	2,187.8
Total stockholders’ equity	2,984.5	5,005.9
Total liabilities and stockholders’ equity	$6,423.6	$8,563.1

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)

	Fiscal Year Ended
	2024	2023	2022
Total revenues	$2,782.9	$2,997.8	$3,266.0
Cost of sales, excluding amortization of intangibles	1,496.4	1,500.7	1,329.8
Selling, marketing and administrative	766.8	763.2	621.0
Research and development	218.7	245.0	187.9
Amortization of intangible assets	203.4	204.8	132.5
Acquisition and integration costs	127.2	113.4	136.0
Goodwill impairment charge	1,822.6	—	—
Asset impairment charge	56.9	4.5	2.8
Other operating expenses	51.8	27.1	12.3
Operating (loss) income	(1,960.9)	139.1	843.7
Interest expense, net	163.5	147.6	75.7
Loss on extinguishment of debt	—	—	24.0
Other expense, net	7.1	20.6	8.1
(Loss) income before income taxes	(2,131.5)	(29.1)	735.9
(Benefit from) provision for income taxes	(79.5)	(19.0)	187.2
Net (loss) income	$(2,052.0)	$(10.1)	$548.7
Basic (loss) earnings per share	$(30.54)	$(0.15)	$9.66
Diluted (loss) earnings per share	$(30.54)	$(0.15)	$9.56
Weighted-average shares outstanding - basic	67.2	66.8	56.8
Weighted-average shares outstanding - diluted	67.2	66.8	57.4

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Fiscal Year Ended
	2024	2023	2022
Net (loss) income	$(2,052.0)	$(10.1)	$548.7
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(38.4)	50.4	(69.8)
Changes in unrealized gains (losses) from investments, net of tax	—	0.5	(0.4)
Changes from pension and other post-employment benefits, net of tax	2.8	(2.0)	0.7
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains on derivative instruments	52.1	12.6	6.7
Reclassification of net realized gains on derivative instruments included in net income	(22.7)	(23.9)	(5.2)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	29.4	(11.3)	1.5
Comprehensive (loss) income	$(2,058.2)	$27.5	$480.7

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 2, 2022	41.7	$—	$279.8	$0.4	$1,649.2	$1,929.4
Issuance of common stock under equity compensation plans	0.7	—	30.8	—	—	30.8
Stock-based compensation expense	—	—	45.1	—	—	45.1
Issuance of shares in connection with the Combinations	25.1	—	2,495.4	—	—	2,495.4
Issuance of equity replacement awards in connection with the Combinations	—	—	36.1	—	—	36.1
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(8.6)	—	—	(8.6)
Repurchases of common stock	(1.0)	—	(74.3)	—	—	(74.3)
Other comprehensive loss, net of tax	—	—	—	(68.0)	—	(68.0)
Net income	—	—	—	—	548.7	548.7
Balance at January 1, 2023	66.4	$—	$2,804.3	$(67.6)	$2,197.9	$4,934.6
Issuance of common stock under equity compensation plans	0.6	0.1	13.5	—	—	13.6
Stock-based compensation expense	—	—	50.9	—	—	50.9
Tax withholdings related to vesting of stock-based awards	(0.2)	—	(13.5)	—	—	(13.5)
Repurchases of common stock	(0.1)	—	(7.2)	—	—	(7.2)
Other comprehensive income, net of tax	—	—	—	37.6	—	37.6
Net loss	—	—	—	—	(10.1)	(10.1)
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.7	—	5.4	—	—	5.4
Stock-based compensation expense	—	—	41.0	—	—	41.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(9.6)	—	—	(9.6)
Other comprehensive loss, net of tax	—	—	—	(6.2)	—	(6.2)
Net loss	—	—	—	—	(2,052.0)	(2,052.0)
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(2,052.0)	$(10.1)	$548.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	453.4	457.2	283.6
Goodwill impairment charge	1,822.6	—	—
Asset impairment charge	56.9	4.5	2.8
Stock-based compensation expense	42.1	51.6	48.4
Change in deferred tax assets and liabilities	(99.3)	(11.6)	(44.0)
Net change in operating lease right-of-use assets and liabilities	(0.2)	—	18.4
Payment of accreted interest on contingent and deferred consideration	—	(9.7)	(10.4)
Loss on extinguishment of debt	—	—	24.0
Unwind inventory fair value adjustment	—	—	60.6
Asset write off	20.0	—	—
Other non-cash, net	(1.8)	(6.8)	6.4
Changes in assets and liabilities:
Accounts receivable	5.4	160.0	150.2
Inventories	(134.1)	(211.6)	(116.9)
Prepaid expenses and other current and non-current assets	(9.5)	(26.9)	(26.2)
Accounts payable	(23.4)	3.0	23.5
Accrued payroll and related expenses	35.0	(53.9)	18.2
Income taxes payable	(9.5)	(59.6)	(26.8)
Other current and non-current liabilities	(22.6)	(5.9)	(75.2)
Net cash provided by operating activities	83.0	280.2	885.3
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(195.1)	(209.3)	(140.9)
Proceeds from held for sale asset, net of costs to sell	9.3	—	—
Acquisition of businesses, net of cash and restricted cash acquired	—	—	(1,511.4)
Proceeds from government assistance allocated to fixed assets	—	13.5	18.4
Purchases of marketable securities	(7.2)	(60.1)	(63.7)
Proceeds from sale of marketable securities	63.1	78.3	53.4
Other payments	(20.0)	(10.0)	—
Net cash used for investing activities	(149.9)	(187.6)	(1,644.2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	5.0	11.6	26.4
Short-term borrowings, net	(1.6)	1.6	—
Revolving credit facility, net	198.0	—	—
Proceeds from long-term borrowings, net of debt issuance costs	—	—	2,734.5
Payments on long-term borrowings and extinguishment costs	(143.0)	(228.0)	(2,388.3)
Payments of tax withholdings related to vesting of stock-based awards	(9.6)	(13.5)	(8.6)
Repurchases of common stock	—	(7.2)	(74.3)
Principal payments of acquisition contingent consideration	—	—	(4.2)
Principal payments of deferred consideration	—	(30.3)	(33.5)
Net cash provided by (used for) financing activities	48.8	(265.8)	252.0
Effect of exchange rates on cash	(2.9)	(1.2)	(2.0)
Net decrease in cash, cash equivalents and restricted cash	(21.0)	(174.4)	(508.9)
Cash, cash equivalents and restricted cash at beginning of period	119.5	293.9	802.8
Cash, cash equivalents and restricted cash at end of period	$98.5	$119.5	$293.9

	Fiscal Year Ended
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$177.5	$150.0	$95.1
Cash paid during the period for income taxes	$41.6	$86.6	$264.8
Purchase of property, equipment and intangibles by incurring current liabilities	$25.9	$40.6	$40.4
Transfer of instrument inventories to fixed assets	$148.9	$154.6	$73.7
Reduction of other current liabilities upon issuance of restricted share units	$0.3	$1.9	$4.6
Initial recognition of finance lease right-of-use asset and liability	$12.5	$—	$—
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
The Company’s vision is to advance diagnostics to power a healthier future. With its expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, the Company aims to support clarity for clinicians and patients to help create better health outcomes. The Company’s global infrastructure and commercial reach support its customers across more than 130 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. The Company operates globally with manufacturing facilities in the U.S. and U.K. and with sales centers, administrative offices and warehouses located throughout the world.
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
Accounting Periods
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June, and September. For fiscal years ended 2024, 2023 and 2022, the Company’s fiscal years ended on December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Fiscal years ended 2024, 2023 and 2022 were 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and underlying assumptions can impact all elements of the financial statements, including, but not limited to, accounting for deductions from revenues (e.g. rebates, returns, sales allowances and discounts), receivable and inventory valuations, fixed asset valuations, useful lives, impairment of goodwill and tangible and intangible assets, the fair value of assets acquired and liabilities assumed in a business combination and related purchase price allocation, long-term employee benefit obligations, income taxes, environmental matters, litigation and allocations of costs. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior periods amounts to conform to the current period presentation. Such amounts include a reclassification of $4.5 million and $2.8 million recognized for fiscal years ended 2023 and 2022, respectively, related to impairment of long-lived assets from (i) Cost of sales, excluding amortization of intangibles (excludes $2.7 million and $0.2 million for fiscal years ended 2023 and 2022, respectively), and (ii) Research and development (excludes $1.8 million and $2.6 million for fiscal years ended 2023 and 2022, respectively), to Asset impairment charge.
The reclassifications did not have an impact on the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Stockholders' Equity or Consolidated Statements of Cash Flows.
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
Restricted Cash
Restricted cash primarily consists of funds reserved for legal requirements. Restricted cash balances are included in Other assets in the Consolidated Balance Sheets.
Marketable Securities
The Company invests excess cash balances in investment-grade corporate and government debt securities, corporate asset-backed securities and commercial paper. The Company seeks to diversify investments and limits the amount of investment concentrations for individual institutions, maturities and investment types. These marketable securities are classified as available-for-sale and, accordingly, such securities are recorded at fair value. Unrealized gains and losses that are deemed temporary are included in AOCI as a separate component of stockholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, the Company evaluates the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to its Consolidated Statements of (Loss) Income. Marketable securities are classified as non-current when maturities are one year or more.
Accounts Receivable, Allowance for Credit Losses and Concentration of Credit Risk
The Company sells its products directly to physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies, wellness screening centers, other POC settings, blood banks and donor centers, as well as to individual, non-professional OTC customers, and other distributors in the U.S. and internationally (refer to “—Note 4. Revenue”). The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company establishes a reserve based on historical losses, the age of receivables, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts, and specific allowances for large or risky accounts. Amounts later determined to be uncollectible are charged or written off against this allowance. The balance of accounts receivable is net of reserves of $99.6 million and $91.8 million at December 29, 2024 and December 31, 2023, respectively.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable.
Credit losses are identified when cash flows received are not expected to be sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in AOCI.
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
Assets Held for Sale
The following criteria are considered before concluding assets are classified as held for sale: (i) management’s commitment to a plan to sell, (ii) availability for immediate sale in its present condition, (iii) initiation of an active program to identify a buyer, (iv) probability of a completed sale within one year, (v) actively marketed for sale at a reasonable price in relation to its current fair value, and (vi) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the net assets are presented separately in the balance sheet as held for sale at the lower of its carrying amount or fair value less costs to sell and is no longer depreciated or amortized while classified as held for sale. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.
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
The CODM reviews the Company’s performance and allocates resources based on five operating segments: North America, EMEA, China, Latin America and JPAC (Japan and Asia Pacific). North America, EMEA and China are the Company’s reportable segments; Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” Each of these five operating segments is considered a reporting unit for the purpose of allocating goodwill and performing the annual goodwill impairment assessment.
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
As a result of the identification of indicators of impairment during the first quarter of 2024, the Company performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $1.7 billion for the North America reporting unit. For the annual impairment test as of the beginning of the fiscal fourth quarter, the Company bypassed the qualitative assessment and proceeded directly to the quantitative goodwill impairment test for all reporting units. The Company concluded that the China and JPAC reporting units’ goodwill were impaired. As a result, the Company recorded non-cash goodwill impairment charges of $17.3 million and $61.4 million in the fourth quarter of 2024 for the China and JPAC reporting units, respectively. Refer to “—Note 9. Goodwill and Intangible Assets, Net” for further information.
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
The Company generates a portion of its revenue from sales of the QuickVue At-Home OTC COVID-19 tests to retail customers. The Company estimates the transaction price for revenue from sales to retail customers based on historical experience and current trends to evaluate when uncertainties related to right of return provisions are resolved. In fiscal year ended 2022, due to a lack of history on which to base an estimate of products to be returned from the retailers, the Company established a reserve based on an estimate of total inventory remaining at our retailers which was subject to return. During fiscal year ended 2023, the Company concluded that it had developed sufficient historical experience regarding the pattern in customer returns to be able to estimate the amount of consideration to which the Company expects to be entitled, excluding consideration for the products expected to be returned. Amounts received or receivable that are expected to be returned are recognized as a refund liability, which is included in Other current liabilities. The refund liability is estimated utilizing historical sale and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The refund liability is remeasured at each reporting period to reflect changes in assumptions about expected returns. Revenues from sales to retail customers amounted to approximately 3% of Total revenues for fiscal year ended 2023. The impact from this change in estimate was approximately $0.3 million and is not material to the Company’s Consolidated Financial Statements.
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables. When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheets as Property, plant and equipment, net. The instrument is depreciated on a straight-line basis over the lesser of the lease term or life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of (Loss) Income. Instrument and consumables under the reagent rental agreements are deemed two distinct performance obligations. Though the instrument and consumables do not have any use to customers without one another, they are not highly interdependent because they do not significantly affect each other. The Company would be able to fulfill its promise to transfer the instrument even if its customers did not purchase any consumables and the Company would be able to fulfill its promise to provide the consumables even if customers acquired instruments separately. The contract price is allocated between these two performance obligations based on the relative standalone selling prices. The instrument is considered an operating lease. Variable lease revenue and fixed lease revenue represented approximately 6% and 1%, respectively, of the Company’s Total revenues for fiscal year ended 2024. Variable lease revenue and fixed lease revenue represented approximately 4% and 1%, respectively, of the Company’s Total revenues for fiscal year ended 2023. Revenue allocated to the instrument was not material for fiscal year ended 2022.
Government Assistance
In connection with the Combinations, the Company acquired a previously established agreement between Ortho and BARDA, a division of HHS, which provides funding for Ortho to build manufacturing space and production support equipment to increase COVID-19 assay production capacity, as well as to build a manufacturing facility to produce certain analyzers needed to support COVID-19 testing. Amounts received from BARDA under this grant are recorded as a reduction to the carrying value of the related assets. A portion of the grant is for purposes of reimbursement of certain general and administrative expenses related to the project, which are not capitalized as part of the equipment constructed in connection with the project and are recorded as a reduction to the related expense. The Company received $13.5 million and $18.4 million during fiscal years ended

2023 and 2022, respectively, which were recorded as reductions to the carrying value of the related assets. No funding was received during fiscal year ended 2024.
Research and Development Costs
R&D costs are charged to operations as incurred. Upfront and milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties at or subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization.
The Company enters into collaborative arrangements to develop and commercialize intellectual property. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These collaborations usually involve various activities by one or more parties, including R&D, marketing and selling and distribution. Often, these collaborations require upfront, milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of R&D expense because the performance of contract development services is not central to the Company’s operations.
Product Shipment Costs
Product shipment costs are included in Selling, marketing and administrative expense in the accompanying Consolidated Statements of (Loss) Income. Shipping and handling costs were $125.4 million, $124.1 million and $104.9 million for fiscal years ended 2024, 2023 and 2022, respectively.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling, marketing and administrative expense in the accompanying Consolidated Statements of (Loss) Income. Advertising costs were $6.2 million, $15.1 million and $26.8 million for fiscal years ended 2024, 2023 and 2022, respectively.
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

Stock-based Compensation
Stock-based compensation, comprised of (i) stock options and (ii) RSUs, which include time-based RSUs, performance-based RSUs and restricted stock awards, to employees and non-employee directors, is measured at fair value on the grant date. Compensation expense is recognized over the requisite service period, which is generally the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of the level of performance the Company will achieve for performance-based awards.
Leases
Lease liabilities represent the obligation to make lease payments and ROU assets represent the right to use the underlying asset during the lease term. Lease liabilities and ROU assets are recognized at the commencement date of the lease based on the present value of lease payments over the lease term at the commencement date. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options.
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
Comprehensive (Loss) Income
Comprehensive (loss) income includes unrealized gains and losses that are related to cumulative translation adjustments; unrealized gains and losses on marketable securities; changes in unamortized pension and post-employment actuarial gains and losses; and changes in the fair value of derivatives that are designated and qualify as cash flow hedging instruments excluded from the Consolidated Statements of (Loss) Income.
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

Recent Accounting Pronouncements
Recently Adopted Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that is intended to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis (i) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) other segment items by reportable segment, (iii) the title and position of the CODM and (iv) an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The ASU was adopted in the fourth quarter of 2024 and applied retrospectively to all prior periods presented (refer to “—Note 5. Segment and Geographic Information”). The adoption of this ASU did not impact the Company’s results of operations, cash flows or financial condition.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Other than the respective disclosures, the ASU is not expected to have an impact to the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Other than the respective disclosures, the ASU is not expected to have an impact to the Company’s Consolidated Financial Statements.
Note 2. Business Combination
On May 27, 2022, pursuant to the BCA, Quidel and Ortho consummated the Combinations and each of Quidel and Ortho became a wholly owned subsidiary of QuidelOrtho. As a result of the Combinations, QuidelOrtho became the successor issuer to Quidel. The Combinations enhance the Company’s revenue profile and expand the Company’s geographic footprint and product diversity.
The Combinations were completed for a total consideration of $4.3 billion, which included the fair value of equity issued based on the May 26, 2022 closing price of $99.60 per share of Quidel common stock. Former Ortho stockholders received $7.14 in cash and 0.1055 shares of QuidelOrtho common stock for each Ortho ordinary share. The total purchase consideration was calculated as follows (in millions, except value per share data and Ortho Exchange Ratio):

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
(2) Represents cash consideration of $7.14 per share paid to Ortho stockholders and holders of vested Ortho stock options on the closing date of the Combinations for 237.5 million outstanding Ortho shares and 7.3 million vested Ortho stock options.
The Company funded the cash portion of the purchase price with cash on its balance sheet and a portion of the Term Loan proceeds from the Financing.

In 2023, the Company recognized measurement period adjustments to Goodwill of $19.9 million resulting from finalization of tax-related matters. The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

(In millions)	Purchase Price Allocation
Cash and cash equivalents	$234.5
Accounts receivable	240.6
Inventories (1)	384.4
Property, plant and equipment	948.9
Goodwill	2,158.5
Intangible assets	3,168.0
Prepaid expenses and other assets	270.4
Total assets	7,405.3
Accounts payable	(135.0)
Accrued payroll and related expenses	(81.1)
Long-term borrowings, including current portion (2)	(2,268.4)
Deferred tax liability	(260.1)
Other current and non-current liabilities	(369.6)
Total liabilities	(3,114.2)
Total purchase consideration	$4,291.1
(1) Includes an estimated fair value adjustment to inventory of $61.7 million, which was fully recognized in the Consolidated Statements of (Loss) Income in fiscal year ended 2022.
(2) Immediately following the closing of the Combinations, the Company repaid long-term borrowings assumed, which consisted of $1,608.4 million aggregate principal amount related to Ortho’s Dollar Term Loan and Euro Term Loan Facilities, $240.0 million aggregate principal amount of 7.375% Senior Notes due 2025 and $405.0 million aggregate principal amount of 7.250% Senior Notes due 2028. The 7.375% and 7.250% Senior Notes were fully discharged following the Combinations. The Company recorded a $23.5 million loss on extinguishment in connection with the Combinations, representing the difference between the reacquisition value, inclusive of $35.9 million of redemption premium, and the net carrying value of the extinguished debt.
Goodwill represents the excess of the total purchase consideration over the estimated fair value of the net assets acquired, and is primarily attributable to synergies which are expected to expand the Company’s revenue profile and product diversity, as well as Ortho’s assembled workforce. Goodwill is not deductible for tax purposes. Refer to “—Note 9. Goodwill and Intangible Assets, Net” for further information.
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
For fiscal year ended 2022, the Company incurred $46.9 million of transaction costs related to the Combinations, which primarily consisted of financial advisory, legal, accounting and valuation-related expenses. These expenses were recorded in Acquisition and integration costs in the Consolidated Statements of (Loss) Income.

The following supplemental pro forma financial information shows the combined results of operations of the Company as if the Combinations had occurred on January 4, 2021, the beginning of the periods presented:

	Fiscal Year Ended
(In millions) (unaudited)	2022	2021
Pro forma total revenues	$4,051.2	$3,741.4
Pro forma net income	589.3	613.2
This supplemental pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the Combinations been completed at the beginning of fiscal year ended 2021. In addition, the supplemental pro forma financial information is not a projection of the Company’s future results of operations, nor does it reflect the expected realization of any synergies or cost savings associated with the Combinations. The supplemental pro forma financial information includes adjustments for:
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
•the removal of loss on extinguishment of debt from Ortho’s results in fiscal year ended 2021 and the reclassification of loss on extinguishment of debt in fiscal years ended 2021 and 2022;
•the reclassification of expense related to the accelerated vesting of certain stock awards of Ortho’s former CEO; and
•tax impacts related to the above adjustments.
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
Note 3. Computation of Earnings Per Share
Basic EPS is computed by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the sum of the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of shares issuable from stock options and unvested RSUs. Potentially dilutive shares of common stock from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Basic weighted-average shares of common stock outstanding	67.2	66.8	56.8
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	0.6
Diluted weighted-average shares of common stock outstanding	67.2	66.8	57.4

(1) In fiscal years ended 2024 and 2023, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Fiscal Year Ended
(In millions)	2024	2023
Basic weighted-average shares of common stock outstanding	67.2	66.8
Dilutive potential shares issuable from stock options and RSUs	0.2	0.5
Diluted weighted-average shares of common stock outstanding	67.4	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 1.8 million, 1.6 million and 0.9 million shares of common stock for fiscal years ended 2024, 2023 and 2022, respectively.
Note 4. Revenue
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (a “contract asset”). Contract assets are included within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in the Company’s Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 was $32.5 million and $46.2 million, respectively.
The contract asset balance consisted of the following components:
•a customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $1.9 million as of December 31, 2023. There was no contract asset remaining as of December 29, 2024;
•contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $32.5 million and $41.8 million as of December 29, 2024 and December 31, 2023, respectively; and
•one of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured resulted in a contract asset of $2.5 million as of December 31, 2023. There was no contract asset remaining as of December 29, 2024.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during fiscal years ended 2024 and 2023.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $33.5 million and $36.8 million as of December 29, 2024 and December 31, 2023, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $17.3 million and $13.9 million as of December 29, 2024 and December 31, 2023, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 31, 2023 that was recorded in Total revenues during fiscal year ended 2024 was $34.0 million. The amount of deferred revenue as of January 1, 2023 that was recorded in Total revenues during fiscal year ended 2023 was $72.1 million.

Joint Business with Grifols
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $29.5 million, $47.3 million and $18.6 million during fiscal years ended 2024, 2023 and 2022, respectively. These amounts included the Company’s portion of the pre-tax net profit of $21.1 million, $21.4 million and $11.1 million during fiscal years ended 2024, 2023 and 2022, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of (Loss) Income. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $8.4 million, $26.0 million and $7.5 million during fiscal years ended 2024, 2023 and 2022, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Labs	$1,426.7	$1,425.4	$820.2
Immunohematology (1)	522.6	512.4	296.8
Donor Screening (1)	115.5	136.1	97.0
Point of Care	694.1	892.2	1,955.3
Molecular Diagnostics	24.0	31.7	96.7
Total revenues	$2,782.9	$2,997.8	$3,266.0
(1) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
Concentration of Revenue and Credit Risk
For fiscal year ended 2024, one customer represented 11% of Total revenues in the North America segment. For fiscal year ended 2023, no customer individually accounted for more than 10% of Total revenues. For fiscal year ended 2022, two separate customers accounted for 20% and 11% of Total revenues, in the Other and North America segments, respectively.
Revenue related to the Company’s respiratory products accounted for 18%, 24% and 57% of Total revenues for fiscal years ended 2024, 2023 and 2022, respectively.
As of December 29, 2024 and December 31, 2023, customers with a balance due in excess of 10% of Accounts receivable, net totaled $33.7 million and $63.5 million, respectively.
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
In the fourth quarter of 2024, the Company revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact the Company as a whole. Prior periods have been revised to align with the current period presentation. The following table presents the results of operations of the Company’s reportable segments for fiscal years ended 2024, 2023 and 2022:

	Fiscal Year Ended 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$1,619.8	$335.8	$325.0	$502.3	$2,782.9

Less (1):
Cost of sales, excluding amortization of intangibles	547.0	179.5	148.0	271.3	1,145.8
Selling, marketing and administrative	179.6	105.8	44.6	96.6	426.6
Research and development	1.6	2.6	4.3	3.1	11.6
Other expense, net	(0.5)	1.4	(2.4)	(2.2)	(3.7)
Total segment Adjusted EBITDA	$892.1	$46.5	$130.5	$133.5	1,202.6
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(659.7)
Depreciation and amortization					(453.4)
Interest expense, net					(163.5)
Acquisition and integration costs					(127.2)
Goodwill impairment charge					(1,822.6)
Asset impairment charge					(56.9)
Asset write off (3)					(20.0)
Amortization of deferred cloud computing implementation costs					(14.7)
Employee compensation charges					(5.6)
Credit Agreement amendment fees					(4.0)
EU medical device regulation transition costs (4)					(2.0)
Loss on disposal (5)					(1.2)
Gain on investments					0.7
Other adjustments					(4.0)
(Loss) income before income taxes					$(2,131.5)

	Fiscal Year Ended 2023
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$1,877.1	$327.3	$310.1	$483.3	$2,997.8

Less (1):
Cost of sales, excluding amortization of intangibles	644.3	176.2	134.9	264.7	1,220.1
Selling, marketing and administrative	205.9	105.1	44.7	100.1	455.8
Research and development	1.6	2.5	4.5	3.1	11.7
Other expense, net	0.1	2.5	(1.2)	0.1	1.5
Total segment Adjusted EBITDA	$1,025.2	$41.0	$127.2	$115.3	1,308.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(585.5)
Depreciation and amortization					(457.2)
Interest expense, net					(147.6)
Acquisition and integration costs					(113.4)
Asset impairment charge					(4.5)
Tax indemnification expense					(12.6)
Amortization of deferred cloud computing implementation costs					(9.2)
Loss on investments					(3.6)
EU medical device regulation transition costs (4)					(2.5)
Other adjustments					(1.7)
(Loss) income before income taxes					$(29.1)

	Fiscal Year Ended 2022
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$2,536.5	$206.8	$220.0	$302.7	$3,266.0

Less (1):
Cost of sales, excluding amortization of intangibles	619.8	105.1	92.5	153.4	970.8
Selling, marketing and administrative	226.6	66.7	27.1	56.1	376.5
Research and development	1.0	2.2	2.4	1.7	7.3
Other expense, net	(0.1)	1.4	(1.4)	0.3	0.2
Total segment Adjusted EBITDA	$1,689.2	$31.4	$99.4	$91.2	1,911.2
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(580.2)
Depreciation and amortization					(283.6)
Interest expense, net					(75.7)
Loss on extinguishment of debt					(24.0)
Acquisition and integration costs					(136.0)
Asset impairment charge					(2.8)
Unwind inventory fair value adjustment					(60.6)
Loss on investments					(5.8)
Amortization of deferred cloud computing implementation costs					(5.4)
Employee compensation charges					(3.2)
EU medical device regulation transition costs (4)					(1.5)
Tax indemnification expense					(0.3)
Derivative mark-to-market gain					4.4
Other adjustments					(0.6)
(Loss) income before income taxes					$735.9
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing and IT functions, which benefit the Company as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Company’s corporate function also includes debt and stock-based compensation associated with all employee stock-based awards.
(3) Represents the write off of the tax assessment refund related to the Luxembourg net wealth tax, as the weight of available evidence indicated that it is not more likely than not that the position will be sustained during the pendency of an appeal.
(4) Represents incremental consulting costs and R&D manufacturing site costs to align compliance of the Company’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022 onwards.
(5) Represents loss on disposal from the sale of the McKellar, San Diego, CA facility.

The Company’s President and CEO is the Company’s CODM. The CODM reviews the segment adjusted EBITDA results against the forecast to assess segment performance and determine how to allocate resources. The CODM does not review and is not provided capital expenditures, total depreciation and amortization or assets by segment, and therefore this information has been excluded as it does not comprise part of management’s key performance metrics.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory:

	Long-lived Assets as of		Total Revenues for Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023	2024	2023	2022
Domestic	$947.8	$1,024.5	$1,568.8	$1,829.4	$2,451.7
Foreign	432.4	419.3	1,214.1	1,168.4	814.3
Total	$1,380.2	$1,443.8	$2,782.9	$2,997.8	$3,266.0
Note 6. Income Taxes
Significant components of the provision for income taxes were as follows:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Current:
Federal	$(1.1)	$(49.3)	$162.2
State	4.9	(1.6)	48.8
Foreign	22.1	36.4	17.6
Total current provision (benefit)	25.9	(14.5)	228.6
Deferred:
Federal	(130.5)	8.5	(31.9)
State	0.6	(3.6)	(9.3)
Foreign	24.5	(9.4)	(0.2)
Total deferred benefit	(105.4)	(4.5)	(41.4)
(Benefit from) provision for income taxes	$(79.5)	$(19.0)	$187.2
The Company’s income before income taxes was subject to taxes in the following jurisdictions for the following periods:

	Fiscal Year Ended
(In millions)	2024	2023	2022
United States	$(2,167.1)	$(163.9)	$672.1
Foreign	35.6	134.8	63.8
(Loss) income before income taxes	$(2,131.5)	$(29.1)	$735.9

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 29, 2024 and December 31, 2023 are shown below:

(In millions)	December 29, 2024	December 31, 2023
Deferred tax assets:
Lease liability	$46.2	$47.2
Allowance for returns and discounts	38.4	42.3
Inventory reserve	14.7	14.0
Stock-based compensation	9.7	15.8
Tax loss, interest expense and credit carryforwards	468.7	603.8
Research & development expenses	95.7	75.9
Employee related obligations	13.2	6.0
Other, net	—	10.8
Total deferred tax assets	686.6	815.8
Valuation allowance for deferred tax assets	(142.4)	(274.7)
Total deferred tax assets, net of valuation allowance	544.2	541.1
Deferred tax liabilities:
Right-of-use assets	(38.9)	(38.9)
Intangible assets	(468.6)	(554.2)
Property, plant and equipment	(107.5)	(114.3)
Other, net	(5.7)	—
Total deferred tax liabilities	(620.7)	(707.4)
Net deferred tax liabilities	$(76.5)	$(166.3)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. During the fiscal year ended 2024, the Company was no longer demonstrating positive worldwide cumulative pre-tax book income, driven primarily by the impairment of goodwill during 2024. Absent utilizing more subjective projections of future income, a portion of the Company’s federal net operating loss and interest expense carryforwards, a portion of certain state net operating loss, interest expense and tax credit carryforwards, and deferred tax assets related to certain foreign subsidiaries were not more likely than not to be realized. Therefore, the Company established a valuation allowance during the fiscal year ended 2024 for those U.S. and foreign deferred tax assets not more likely than not to be utilized.
The valuation allowance of $142.4 million as of December 29, 2024 represents the portion of the deferred tax asset that management could not conclude was more likely than not to be realized. The Company’s valuation allowance relates primarily to the realization of recorded tax benefits on tax interest and loss carryforwards from operations in the U.S. federal and state jurisdictions as well as Luxembourg, tax credits in U.S. state jurisdictions, and foreign distributors deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in future years based on changes in available positive and negative evidence. The Company’s overall valuation allowance recorded on deferred tax assets decreased primarily due to certain Luxembourg tax loss carryforwards for which a reserve for unrecognized tax benefits was recorded during the fiscal year ended 2024.
As of December 29, 2024, the Company had U.S. federal NOL carryforwards of $856.8 million, of which $345.0 million are subject to expiration through 2037 and $511.8 million are not subject to expiration. In addition, the Company has state NOLs of approximately $623.1 million, which will expire in years 2025 through 2044. As of December 29, 2024, the Company had U.S. federal research credit carryforwards of $29.8 million and federal foreign tax credits of $2.2 million, which will begin to expire in 2034 and 2028, respectively. In addition, the Company had state research credits of $20.0 million and state business credit carryforwards of $25.6 million, of which none expire. As of December 29, 2024, the Company had $245.7 million of NOL carryforwards in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $203.8 million have no expiration and the remaining $41.9 million will expire in years through 2040.
Pursuant to Internal Revenue Code Sections 382 and 383, the Company’s use of its NOL and tax credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three-year period. As a result of an ownership change that occurred in the second quarter of fiscal year ended 2022, the Company may be limited in its ability to utilize its NOL carryforwards and certain other attributes, starting on the ownership change date.

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes from continuing operations was as follows:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Tax (benefit) expense at statutory tax rate	$(447.6)	$(6.1)	$154.5
State tax (benefit) expense, net of federal tax	(7.2)	(2.8)	29.3
Foreign income taxed at rates other than the applicable U.S. rate	10.3	(23.0)	(27.5)
Goodwill Impairment	316.2	—	—
Permanent differences	14.8	(4.3)	8.2
Federal and state research credits—current year	(5.1)	(10.3)	(7.3)
Stock-based compensation	6.2	1.5	1.5
Change in valuation allowance	31.3	10.4	26.2
Foreign Derived Intangible Income Deduction	—	—	(10.2)
Global Intangible Low-Taxed Income	0.1	20.1	3.8
Change in uncertain tax positions	(7.8)	(11.8)	—
Other	9.3	7.3	8.7
(Benefit from) provision for income taxes	$(79.5)	$(19.0)	$187.2
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Beginning balance	$28.8	$40.0	$17.7
Increases related to current year tax positions	—	2.6	1.8
Increases (decreases) related to prior year tax positions	165.4	(0.1)	(0.6)
Increases due to current year acquisitions	—	—	27.8
Decreases due to settlements and expirations	(10.3)	(13.7)	(6.7)
Ending balance	$183.9	$28.8	$40.0
As of December 29, 2024, December 31, 2023 and January 1, 2023, the Company had unrecognized tax benefits of $183.9 million, $28.8 million, and $40.0 million, respectively, of which $16.3 million, $21.6 million and $28.3 million, respectively, would reduce the Company’s annual effective tax rate, if recognized. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will decrease by $5.1 million related to the lapse of statutes of limitations as well as an on-going multi-state tax commission audit that is expected to be settled within the next 12 months.
The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of the income tax expense. The Company had accrued interest and penalties associated with uncertain tax positions of $1.6 million as of December 29, 2024 and $4.0 million as of December 31, 2023. The Company recognized net interest income of $2.4 million and $4.3 million for fiscal years ended 2024 and 2023, respectively, due to the reversals of prior year accrued interest; interest expense for fiscal year ended 2022 was approximately $0.3 million.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2020 and onwards are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and onwards are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Ortho is currently under audit in certain jurisdictions for tax years under the responsibility of Johnson & Johnson. Pursuant to the stock and asset purchase agreement entered into by Ortho and Johnson & Johnson in January 2014, Johnson & Johnson retained all income tax liabilities accrued as of the date of acquisition, including reserves for unrecognized tax benefits. Accordingly, all tax liabilities related to these tax years will be indemnified by Johnson & Johnson. During the fourth quarter of fiscal year ended 2023, the federal examination for tax years 2013 through 2014 closed with no liability due. As such, the related unrecognized tax benefits and interest were released totaling $19.9 million, offset by $5.4 million of competent authority benefits reversed. As of December 29, 2024, the remaining indemnification receivable from Johnson & Johnson totaled $3.2 million and is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet.
In 2024, the Company determined that an uncertain tax benefit was required to be established related to net operating loss and interest expense carryforwards associated with an on-going Luxembourg income tax audit for tax years 2017 through 2020. As such, Luxembourg net operating loss and interest expense carryforward deferred tax assets that were previously fully offset by a valuation allowance have been reduced by the amount of uncertain tax benefits recorded as a contra deferred tax asset. The Luxembourg income tax audit is not expected to be settled in the next 12 months.
The following table summarizes the changes to the valuation allowance for balances for fiscal years ended 2024, 2023 and 2022:

	Beginning Balance	Additions Due to Current Year Acquisitions	Additions Charged to (Benefit From) Provision for Income Taxes	Currency Translation/Other(1)	Ending Balance
Deferred tax valuation allowance
Fiscal year ended December 29, 2024	$274.7	—	31.3	(163.6)	$142.4
Fiscal year ended December 31, 2023	$251.3	—	10.4	13.0	$274.7
Fiscal year ended January 1, 2023	$2.3	223.5	26.2	(0.7)	$251.3
(1) The other decreases in valuation allowance during fiscal year ended 2024 related predominately to reserves for unrecognized tax benefits recorded on certain Luxembourg tax loss carryforwards during the period.
Note 7. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	December 29, 2024	December 31, 2023
Cash and cash equivalents	$98.3	$118.9
Restricted cash included in Other assets	0.2	0.6
Cash, cash equivalents and restricted cash	$98.5	$119.5
Marketable Securities
The Company had no marketable securities outstanding as of December 29, 2024. The following table is a summary of marketable securities as of December 31, 2023:

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$38.1	$(0.1)	$38.0
Corporate asset-backed securities	8.9	—	8.9
Agency bonds	1.5	—	1.5
Total marketable securities, current	48.5	(0.1)	48.4
Corporate bonds, non-current	4.5	—	4.5
Corporate asset-backed securities, non-current	0.9	—	0.9
Sovereign government bonds, non-current	2.0	—	2.0
Total marketable securities	$55.9	$(0.1)	$55.8

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	December 29, 2024	December 31, 2023
Accounts receivable	$382.0	$395.1
Allowance for contract rebates and discounts	(85.3)	(77.2)
Allowance for doubtful accounts	(14.3)	(14.6)
Total accounts receivable, net	$282.4	$303.3
The allowance for contractual rebates involves estimating adjustments to revenue based on a high volume of data, including inputs from third-party sources. In addition, the determination of such adjustments includes estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, which vary across customers, the related balance of which was $39.8 million and $31.3 million at December 29, 2024 and December 31, 2023, respectively, and was included in the allowance for contract rebates and discounts.
The following table summarizes changes to the accounts receivable allowance balances for fiscal years ended 2024, 2023 and 2022:

	Balance at Beginning of Period	Additions Charged to Expense or as Reductions to Revenue (1)	Deductions (2)	Balance at end of period
(In millions)
Fiscal year ended December 29, 2024	$91.8	$486.2	$(478.4)	$99.6
Fiscal year ended December 31, 2023	$89.1	$493.5	$(490.8)	$91.8
Fiscal year ended January 1, 2023	$52.4	$407.6	$(370.9)	$89.1
(1)Includes opening balance of $31.4 million related to the Combinations during fiscal year ended 2022. Primarily represents charges for contract rebate allowances recorded as reductions to revenue. Additions to allowance for doubtful accounts are recorded to selling, marketing and administrative expense.
(2)The deductions represent actual charges against the accrual described above.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	December 29, 2024	December 31, 2023
Raw materials	$211.8	$212.7
Work-in-process (materials, labor and overhead)	90.6	92.3
Finished goods (materials, labor and overhead)	291.6	318.1
Total inventories	$594.0	$623.1

Inventories	$533.7	$577.8
Other assets (1)	60.3	45.3
Total inventories	$594.0	$623.1
(1) Other assets includes inventory expected to remain on hand beyond one year.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	December 29, 2024	December 31, 2023
Income taxes and other tax receivables	$112.1	$104.7
Prepaid expenses	77.3	67.0
Contract assets	32.5	46.2
Other receivables	24.3	34.2
Derivatives	15.1	6.9
Other	1.1	3.1
Total prepaid expenses and other current assets	$262.4	$262.1
Property, Plant and Equipment, Net
The following is a summary of property, plant and equipment, net:

(In millions)	December 29, 2024	December 31, 2023
Equipment, furniture and fixtures	$673.2	$595.2
Building and improvements	330.0	399.7
Customer leased instruments	728.1	602.0
Finance lease right-of-use asset	12.5	—
Land	11.7	34.7
Construction in progress	350.9	332.8
Total property, plant and equipment, gross	2,106.4	1,964.4
Less: accumulated depreciation and amortization	(726.2)	(520.6)
Total property, plant and equipment, net	$1,380.2	$1,443.8
Construction in progress reflects amounts incurred for construction or improvements of property, plant, or equipment that have not been put in service. In addition, construction in progress includes certain instruments that have not been placed at a customer under a lease agreement that will be reclassified to leased instruments once placed at a customer site. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $250.0 million, $252.4 million and $151.1 million for fiscal years ended 2024, 2023 and 2022, respectively.
Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	December 29, 2024	December 31, 2023
Accrued commissions, rebates and returns	$67.4	$63.8
Accrued interest	39.0	30.3
Deferred revenue	33.5	36.8
Operating lease liabilities	31.1	26.7
Accrued other taxes payable	20.9	17.9
Derivatives	4.0	12.1
Other	92.8	115.7
Total other current liabilities	$288.7	$303.3
Note 8. Assets Held for Sale
As part of the Company’s cost-savings initiatives, the Company has been evaluating its real estate footprint with the goal to relocate and consolidate its operations to improve long-term results. As a result, the Company decided to (i) sell the McKellar, San Diego, CA facility and (ii) sell the Raritan, NJ facility with the intent to subsequently lease back the right to use the property. In the second quarter of 2024, the properties met the requirements for reclassification from property, plant and equipment, net to assets held for sale when it became probable that the properties would be sold within one year. The carrying value of the assets was reduced to its estimated relative fair value less costs to sell, resulting in an impairment charge of $56.9 million that was included in Asset impairment charge. The McKellar, San Diego, CA facility was sold during the fourth quarter of 2024 for net cash proceeds of $9.3 million, resulting in a loss on disposal of $1.2 million. This loss was included in Other operating expenses. The Raritan, NJ facility continues to meet the criteria for held for sale.
Note 9. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at January 1, 2023	$1,547.7	$358.6	$118.1	$452.4	$2,476.8
Reallocation of goodwill (1)	204.9	212.6	(32.2)	(385.3)	—
Purchase accounting adjustments	(9.4)	(4.1)	(1.3)	(5.1)	(19.9)
Foreign currency translation (1)	0.7	15.3	1.1	18.0	35.1
Balance at December 31, 2023	$1,743.9	$582.4	$85.7	$80.0	$2,492.0
Impairment charge	(1,743.9)	—	(17.3)	(61.4)	(1,822.6)
Foreign currency translation	—	(16.4)	(1.8)	(1.7)	(19.9)
Balance at December 29, 2024	$—	$566.0	$66.6	$16.9	$649.5
(1) During the fourth quarter of 2023, management identified an incorrect allocation of goodwill arising from the Combinations. The reallocation solely impacts the translation of foreign exchange on goodwill reflected through the cumulative translation adjustments. An out-of-period adjustment was included in fiscal year ended 2023 to increase goodwill and decrease AOCI by $15.5 million. The adjustment was not material to the previously reported Consolidated Financial Statements of the Company.
Intangible assets consisted of the following:

		December 29, 2024			December 31, 2023
Description	Weighted-average useful life (years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology	14.7	$999.5	$(249.6)	$749.9	$1,000.4	$(184.3)	$816.1
Customer relationships	20.0	2,027.1	(366.8)	1,660.3	2,029.0	(259.5)	1,769.5
License agreements	6.7	3.1	(3.1)	—	3.1	(3.1)	—
Patent and trademark costs	14.7	401.3	(87.6)	313.7	401.6	(60.1)	341.5
Software development costs	5.4	22.7	(11.0)	11.7	15.5	(8.3)	7.2
Total intangible assets		$3,453.7	$(718.1)	$2,735.6	$3,449.6	$(515.3)	$2,934.3
Interim impairment assessment
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
Annual impairment assessment
During the fourth quarter of 2024, the Company conducted its annual goodwill impairment test for all reporting units pursuant to its policy. The Company bypassed the qualitative assessment and proceeded directly to the quantitative goodwill impairment test for all reporting units as of the beginning of the fiscal fourth quarter.
Based on the Company’s annual goodwill impairment assessment in the fourth quarter of 2024, the Company concluded that the China and JPAC reporting units’ carrying values exceeded their respective estimated fair values. As a result, the Company recorded non-cash goodwill impairment charges of $17.3 million and $61.4 million in the fourth quarter of 2024 for the China and JPAC reporting units, respectively, which represented a full impairment of the goodwill allocated to the JPAC reporting unit.
The estimated fair values of the EMEA and Latin America reporting units as of the annual impairment assessment date exceeded their respective carrying values. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) was approximately 8% and 45%, respectively. Due to the significant excess of fair value over carrying value of these reporting units, they are less sensitive to changes in forecast assumptions. To evaluate the sensitivity of the fair value calculations used in the interim goodwill impairment test for the EMEA and Latin America reporting units, the Company applied a hypothetical 5% decrease to the fair value of each reporting unit and compared that hypothetical value to the reporting unit’s carrying value. Based on this hypothetical 5% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) was approximately 3% and 37% for the EMEA and Latin America reporting units, respectively.
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
The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Given the indications of possible impairment that occurred during the first quarter and fourth quarter of 2024, the Company tested its North America long-lived asset group for recoverability and impairment as of March 31, 2024 and its China and JPAC long-lived asset groups for recoverability and impairment as of December 29, 2024. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for the North America, China and JPAC long-lived asset groups were above the carrying value and the Company determined that the long-lived asset groups were recoverable, and no impairment existed as of March 31, 2024 for North America and as of December 29, 2024 for China and JPAC.
Amortization expense related to the capitalized software costs was $2.7 million, $0.6 million and $0.9 million for fiscal years ended 2024, 2023 and 2022, respectively. Amortization expense (including capitalized software costs) was $203.4 million, $204.8 million and $132.5 million for fiscal years ended 2024, 2023 and 2022, respectively.
The expected future annual amortization expense of the Company’s finite-lived intangible assets held as of December 29, 2024 is as follows:

(In millions)
2025	$189.8
2026	189.1
2027	187.1
2028	181.8
2029	180.6

Note 10. Borrowings
The components of borrowings were as follows:

(In millions)	December 29, 2024	December 31, 2023
Term Loan	$2,282.7	$2,420.2
Revolving Credit Facility	198.0	—
Financing lease obligation	7.9	0.4
Other short-term borrowings	—	1.6
Other long-term borrowings	—	0.4
Unamortized deferred financing costs	(5.5)	(8.0)
Total borrowings	2,483.1	2,414.6
Less: current portion	(341.8)	(139.8)
Long-term borrowings	$2,141.3	$2,274.8
The Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $13.0 million and $198.0 million borrowings outstanding, was $589.0 million as of December 29, 2024. In connection with the Credit Agreement, the Company incurred $15.4 million of debt issuance costs, of which $11.9 million was related to the Term Loan and $3.5 million was related to the Revolving Credit Facility. Debt issuance costs related to the issuance of the Term Loan were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of Interest expense, net over the life of the Term Loan. Debt issuance costs related to the Revolving Credit Facility were recorded as Other assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility. During the year ended December 29, 2024, the Company made $137.5 million in payments on the Term Loan.
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
On April 25, 2024, the Company entered into Amendment No. 2 to the Credit Agreement, by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent. The amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of December 29, 2024.
The following table provides the detailed amounts within Interest expense, net for fiscal years ended 2024, 2023 and 2022:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Term Loan	$171.9	$175.6	$73.0
Revolving Credit Facility	16.4	3.3	1.5
Amortization of deferred financing costs	3.2	3.3	2.1
Derivative instruments and other	(25.4)	(29.1)	0.4
Interest income	(2.6)	(5.5)	(1.3)
Interest expense, net	$163.5	$147.6	$75.7

The following table provides a schedule of required future repayments of all borrowings outstanding as of December 29, 2024:

(In millions)
2025	$341.8
2026	173.5
2027	1,973.3
2028	—
2029	—
Total	$2,488.6
Note 11. Leases
The Company leases administrative, R&D, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.
Operating lease cost for fiscal years ended 2024, 2023 and 2022 was $40.4 million, $38.4 million and $26.4 million, respectively. Variable lease cost for fiscal years ended 2024, 2023 and 2022 was $13.2 million, $9.8 million and $5.6 million, respectively. Finance leases are immaterial to the Company’s Consolidated Financial Statements.
The supplemental cash flow information related to operating leases during the respective periods was as follows:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$38.9	$36.5	$25.2
ROU assets obtained in exchange for new lease liabilities (1)	$30.5	$17.9	$29.9
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
The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable operating leases at the end of fiscal year ended 2024 were as follows:

(In millions)
2025	$38.8
2026	34.2
2027	28.5
2028	26.6
2029	22.5
Thereafter	80.3
Total lease payments	230.9
Less: imputed interest	(32.6)
Total	198.3
Less: current portion	(31.1)
Non-current portion	$167.2

Weighted average remaining lease term	7.7 years
Weighted average discount rate	4%

Note 12. Stockholders’ Equity
Preferred Stock
The Company’s Charter authorizes the issuance of up to 5.0 million shares of preferred stock. The Board is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. No shares of preferred stock were outstanding for fiscal years ended 2024, 2023 or 2022.
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
The Company grants (i) stock options and (ii) RSUs, which include time-based RSUs, performance-based RSUs and restricted stock awards, to employees and non-employee directors, under the 2018 Plan. Quidel previously granted stock options under its 2016 Equity Incentive Plan (the “2016 Plan”), Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) and Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”). The 2016 Plan, 2010 Plan and 2001 Plan were terminated at the time of adoption of the Quidel Equity Plan, but the terminated plans continue to govern outstanding options granted thereunder.
The Company has stock options and RSUs outstanding, which were issued under these equity incentive plans to certain employees and non-employee directors. Stock options granted under these plans have terms ranging up to ten years, have exercise prices ranging from $15.40 to $254.00 per share, and generally vest over three or four years. As of December 29, 2024, 411,892 shares of common stock remained available for grant and 2,892,702 shares of common stock were reserved for future issuance under the 2018 Plan.
RSUs
The Company grants RSUs to certain officers and directors. Until the restrictions lapse, ownership of the shares underlying the affected RSUs is conditional upon continuous employment with the Company and/or achievement of certain performance goals.
For fiscal years ended 2024, 2023 and 2022, the Company granted 1.2 million, 0.6 million and 0.7 million shares of common stock, respectively, of RSUs to certain officers and directors, which either have a time-based, three-year or four-year vesting provision or performance-based vesting provision.
During fiscal years ended 2024, 2023 and 2022, RSUs were granted to certain non-employee directors of the Board in lieu of cash compensation as a part of the Company’s Board Deferred Compensation Plan. The compensation expense associated with these RSU grants was $0.6 million, $0.5 million and $0.6 million for fiscal years ended 2024, 2023 and 2022, respectively.
Employee Deferred Compensation Plan
For fiscal years ended 2024, 2023 and 2022, certain employees of the Company were eligible to participate in the Employee Deferred Compensation Plan with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the value of their cash bonus in the form of fully vested RSUs, plus a premium of additional RSUs, issued under the 2018 Plan. The premium RSUs are subject to a one-year vesting requirement from the date of issuance. The additional premium is determined based on the length of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.
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

Under the ESPP, certain full-time employees were allowed to purchase common stock through payroll deductions (which could not exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 29, 2024, 538,401 shares of common stock remained available for future issuance.
Stock Repurchase Program
On August 17, 2022, the Board authorized the Stock Repurchase Program, allowing the Company to repurchase up to $300.0 million of its common stock, which expired on August 17, 2024.
During fiscal year ended 2024, the Company did not repurchase any shares of its common stock through the expiration date. During fiscal years ended 2023 and 2022, 120,000 and 953,468 shares of outstanding common stock, respectively, were repurchased under the Stock Repurchase Program.
Note 13. Stock-based Compensation
Stock-based compensation expense was as follows:

	Fiscal Year Ended
(In millions)	2024	2023	2022
Cost of sales, excluding amortization of intangibles	$5.5	$4.3	$2.9
Selling, marketing and administrative	26.0	37.7	27.4
Research and development	3.4	4.9	4.9
Acquisition and integration costs	7.5	16.9	30.4
Total stock-based compensation expense	$42.4	$63.8	$65.6

Income tax (expense) benefit	$(7.1)	$1.7	$2.1
The table above includes $12.2 million and $17.2 million of compensation expense related to liability-classified awards for fiscal years ended 2023 and 2022, respectively, which has been or is expected to be settled in cash. These awards primarily represent the $7.14 per share cash settled portion of the replacement awards issued in connection with the Combinations. Cash paid to settle liability-classified awards was $7.3 million and $20.9 million for fiscal years ended 2023 and 2022, respectively. Amounts related to fiscal year ended 2024 were not material.
For fiscal years ended 2024, 2023 and 2022, the Company recorded $0.6 million, $1.5 million and $3.7 million in stock-based compensation expense, respectively, associated with the Employee Deferred Compensation Plan described in “—Note 12. Stockholders’ Equity.”
Stock Options
A summary of the status of stock option activity for fiscal year ended 2024 is as follows:

(In thousands, except price data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,636	$89.69
Granted	219	42.27
Exercised	(106)	21.18
Cancellations	(650)	89.04
Outstanding at December 29, 2024	1,099	$87.22	5.61	$3,484
Vested and expected to vest at December 29, 2024	1,084	$87.71	5.56	$3,427
Exercisable at December 29, 2024	815	$96.24	4.50	$2,598

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Risk-free interest rate	4.60%	3.52%	1.96%
Expected option life (in years)	5.69	5.53	4.80
Volatility rate	59%	57%	57%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value	$24.37	$48.17	$50.62
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
The Company’s determination of fair value is affected by the Company’s stock price, as well as a number of assumptions that require judgment. The total intrinsic value was $2.1 million, $4.4 million and $13.7 million for options exercised during fiscal years ended 2024, 2023 and 2022, respectively.
In January 2023, the Compensation Committee of the Board approved a modification to the vesting terms of certain stock options that were previously granted by Ortho to certain Ortho employees, such that the stock options vested on December 31, 2023. The modification resulted in an additional $11.1 million of stock-based compensation expense recognized during fiscal year ended 2023.
As of December 29, 2024, total unrecognized compensation expense related to stock options was approximately $6.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years. The maximum contractual term of the Company’s stock options is ten years.
RSUs
A summary of the status of RSU activity for fiscal year ended 2024 is as follows:

(In thousands, except price data)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	1,156	$95.56
Granted	1,240	50.05
Vested	(522)	94.55
Forfeited	(492)	83.45
Non-vested at December 29, 2024	1,382	$59.42
The total amount of unrecognized compensation expense related to non-vested RSUs as of December 29, 2024 was approximately $53.4 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the fiscal years ended December 31, 2023 and January 1, 2023 was $86.49 and $97.31, respectively.
Note 14. Commitments and Contingencies
Purchase Obligations
The Company had $277.3 million of purchase obligations as of December 29, 2024, the majority of which is expected to be purchased in the next year. These purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transaction, as well as amounts for planned inventory purchases under contractual arrangements.
Litigation and Other Legal Proceedings
On April 12, 2024, a purported stockholder of the Company filed a putative class action complaint under the federal securities laws against the Company and three of its current and former executives. The complaint, which is captioned Bristol County Retirement System v. QuidelOrtho Corporation, et al., Case No. 1:24-cv-02804-JAV (S.D.N.Y.) (the “Bristol County Complaint”), asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its Savanna RVP4 assay. The Bristol County Complaint seeks a judgment determining that the lawsuit can be maintained as a class action and awarding the plaintiff and putative class damages, pre- and post-judgment interest, attorneys’ and experts’ fees, and costs. On December 16, 2024, the court appointed Central States, Southeast and Southwest Areas Health and Welfare Fund and Teamsters Local 710 Pension Fund (“Teamsters Funds”) as lead plaintiffs in the action, and approved their selection of lead counsel. Teamsters Funds filed an amended complaint on February 7, 2025, and added as additional defendants three current and former executives of the Company not previously named in the Bristol County Complaint.
On April 25, 2024, and June 21, 2024, two purported stockholders of the Company filed separate stockholder derivative complaints, purportedly on behalf of the Company, against the current and certain former members of the Board and three of the Company’s current and former executives. The complaints, which are captioned Matthew Whitfield v. Kenneth F. Buechler, Ph.D., et al., Case No. 1:24-cv-03176-JAV (S.D.N.Y.) (the “Whitfield Complaint”), and Steven Pinkney v. Douglas Bryant, et al., Case No. 1:24-cv-4753-JAV (S.D.N.Y.) (the “Pinkney Complaint”), assert claims for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its Savanna RVP4 assay. The Whitfield and Pinkney Complaints seek judgments awarding compensatory and punitive damages against the individual defendants, directing an accounting by the individual defendants, directing the Company and the individual defendants to take actions to improve the Company’s governance and procedures, and awarding the costs and disbursements of the action, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On December 16, 2024, the court consolidated the Whitfield and Pinkney Complaints into a single action and stayed the consolidated derivative action.
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
Management believes that all current legal actions to which the Company is able to estimate a possible loss or range of loss, in the aggregate, are not expected to have a material adverse effect on the Company. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales, as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $18.5 million, $21.8 million and $7.9 million for fiscal years ended 2024, 2023 and 2022, respectively.

Note 15. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	December 29, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$—	$—	$—	$—	$55.8	$—	$55.8
Derivative assets	—	36.6	—	36.6	—	6.9	—	6.9
Total assets measured at fair value	$—	$36.6	$—	$36.6	$—	$62.7	$—	$62.7
Liabilities:
Derivative liabilities	$—	$5.4	$—	$5.4	$—	$27.5	$—	$27.5
Contingent consideration	—	—	—	—	—	—	0.1	0.1
Total liabilities measured at fair value	$—	$5.4	$—	$5.4	$—	$27.5	$0.1	$27.6
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during fiscal years ended 2024 and 2023.
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
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,254.2 million at December 29, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,282.7 million. The estimated fair value of the Company’s borrowings under the Term Loan was $2,396.0 million at December 31, 2023, compared to the carrying amount, excluding debt issuance costs of $2,420.2 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
Note 16. Derivative Instruments and Hedging Activities
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
Interest Rate Hedging Instruments
The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. Refer to “—Note 10. Borrowings” for additional information on the currently outstanding components of the Revolving Credit Facility and Term Loan. The Company entered into interest rate swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $6.5 million as of December 29, 2024 is expected to be reclassified from OCI to earnings in the next 12 months.

The following table summarizes the Company’s interest rate derivative agreements as of December 29, 2024, all of which were interest rate swaps:

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
During the fourth quarter of 2022 the Company terminated its non-designated $1.0 billion notional value 3.428% interest rate cap. As a result of this termination in fiscal year ended 2022, the Company recognized an immaterial gain within Other expense, net and received $3.3 million of cash proceeds, presented within operating activities in the Consolidated Statements of Cash Flows.
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts and may use option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Czech Koruna, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Singapore Dollar, South Korean Won, Swedish Krona, Swiss Franc and Thai Baht.
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $8.4 million as of December 29, 2024 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of December 29, 2024:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$630.1	Cash Flow Hedge
Foreign currency forward contracts	$764.0	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Income	Amount of Loss (Gain) Reclassified From AOCI Into Income
Fiscal Year Ended December 29, 2024
Foreign currency forward contracts (sales)	$(13.0)	Total revenues	$2.5
Foreign currency forward contracts (purchases)	$0.7	Cost of sales, excluding amortization of intangibles	$0.3
Interest rate derivatives	$(44.8)	Interest expense, net	$(25.5)
Fiscal Year Ended December 31, 2023
Foreign currency forward contracts (sales)	$7.0	Total revenues	$4.3
Foreign currency forward contracts (purchases)	$(2.5)	Cost of sales, excluding amortization of intangibles	$1.9
Interest rate derivatives	$(13.4)	Interest expense, net	$(30.1)
Fiscal Year Ended January 1, 2023
Foreign currency forward contracts (sales)	$1.3	Total revenues	$(2.9)
Foreign currency forward contracts (purchases)	$3.5	Cost of sales, excluding amortization of intangibles	$(0.6)
Interest rate derivatives	$(11.4)	Interest expense, net	$(1.7)
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
The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of (Loss) Income are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax Loss (Gain) Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Fiscal Year Ended December 29, 2024
Foreign exchange contracts	$(29.6)	$(11.6)

Fiscal Year Ended December 31, 2023
Foreign exchange contracts	$8.5	$(1.0)
Fair value gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $12.4 million for fiscal year ended 2024. Fair value gains and losses on foreign currency forward contracts that do not qualify for hedge accounting treatment were not material for fiscal years ended 2023 and 2022.
Fair value gains on interest rate derivatives, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $3.4 million for fiscal year ended 2022. There were no fair value gains and losses on interest rate derivatives that do not qualify for hedge accounting treatment for fiscal years ended 2024 and 2023.

The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023:

(In millions)	December 29, 2024	December 31, 2023
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$1.3	$0.2
Other assets	12.4	—
Other liabilities	—	6.9
Foreign currency forward contracts:
Prepaid expenses and other current assets	11.0	3.2
Other assets	9.1	—
Other current liabilities	3.3	9.4
Other liabilities	1.4	8.5

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	2.8	3.5
Other current liabilities	0.7	2.7
Note 17. Long-term Employee Benefits
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

Obligation and Funded Status
The measurement dates used to determine the defined benefit and other post-employment benefit obligations were December 29, 2024 and December 31, 2023. The following tables set forth the changes to the PBO and plan assets:

	Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023
Defined Benefit Plans
Change in benefit obligation:
PBO at beginning of year	$36.9	$33.9
Service cost	2.1	2.0
Interest cost	1.1	1.0
Contributions by plan participants	0.1	—
Benefits paid	(1.3)	(0.2)
Actuarial (gain) loss	(1.4)	2.8
Settlements	(1.8)	(2.4)
Foreign currency exchange rate changes	(2.7)	(0.2)
PBO at end of year	$33.0	$36.9
Change in plan assets:
Fair value of plan assets at beginning of year	$20.4	$20.6
Actual return on plan assets	1.0	1.1
Employer contributions	2.6	2.1
Benefits paid	(1.0)	(0.2)
Settlements	(1.9)	(2.4)
Foreign currency exchange rate changes	(1.8)	(0.8)
Fair value of plan assets at end of year	$19.3	$20.4
Funded status at end of year	$(13.7)	$(16.5)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$1.3	$0.7
Other current liabilities	(0.4)	(0.4)
Other liabilities	(14.6)	(16.8)
Net amount recognized	$(13.7)	$(16.5)

	Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023
Other Post-employment Benefits
Change in benefit obligation:
PBO at beginning of year	$18.5	$18.6
Service cost	0.4	0.4
Interest cost	0.8	0.9
Benefits paid	(1.3)	(1.1)
Actuarial gain	(1.0)	(0.3)
PBO at end of year	$17.4	$18.5
Amounts recognized on the Consolidated Balance Sheets:
Other current liabilities	$(3.8)	$(3.9)
Other liabilities	(13.6)	(14.6)
Net amount recognized	$(17.4)	$(18.5)

PBO is the actuarial present value of benefits attributable to employee service rendered to date and reflects the effects of estimated future pay increases. The ABO is the actuarial present value of benefits attributable to employee service to date, but does not include the effects of estimated future pay increases.
The following table reflects the ABO for all defined benefit plans as of December 29, 2024 and December 31, 2023. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for defined benefit plans with PBO in excess of plan assets and for defined benefit plans with ABO in excess of plan assets.

(In millions)	December 29, 2024	December 31, 2023
ABO	$26.3	$29.3
Plans with PBO in excess of plan assets
PBO	$20.7	$22.2
Fair value of plan assets	6.1	5.7
Plans with ABO in excess of plan assets
PBO	$18.6	$20.4
ABO	16.2	17.6
Fair value of plan assets	4.2	4.0
The pre-tax amounts that are not yet reflected in the net periodic benefit cost and are included in AOCI as of December 29, 2024 and December 31, 2023 include the following:

	Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023
Defined Benefit Plans
Accumulated net actuarial losses	$(0.5)	$(2.3)
Accumulated prior service credit	$0.1	$0.1
Other Post-employment Benefits
Accumulated net actuarial gains	$1.9	$0.9
These accumulated net actuarial gains and losses for defined benefit plans and other post-employment benefits primarily relate to differences between the actual net periodic expense and the expected net periodic expense from differences in significant assumptions, including primarily return on plan assets and discount rates used in these estimates.
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit plans was $2.8 million and $2.5 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and was primarily related to service cost. Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income were $(1.8) million and $2.1 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Net periodic benefit cost for the Company’s other post-employment benefit plans was $1.2 million and $1.3 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and was primarily related to interest cost. Changes in benefit obligations recognized in other comprehensive (loss) income were $(1.0) million for the fiscal year ended December 29, 2024 and were not material for fiscal year ended December 31, 2023.
The components of net periodic benefit cost other than the service cost component are recorded in Other expense, net in the Consolidated Statements of (Loss) Income.
Assumptions and Sensitivities
The following assumptions were used to measure the fair value of the benefit obligations and associated plan assets for the periods below:

	December 29, 2024	December 31, 2023
Defined Benefit Plans
Weighted average discount rate	3.3%	3.3%
Weighted average rate of compensation increases	3.3%	3.2%
Other Post-employment Benefits
Weighted average discount rate	5.0%	4.8%

The critical assumptions used in determining the net periodic benefit cost for fiscal years ended 2024 and 2023 are as follows:

	December 29, 2024	December 31, 2023
Defined Benefit Plans
Weighted average discount rate	3.3%	3.1%
Weighted average expected rate of compensation increases	3.2%	3.0%
Weighted average expected return on plan assets	2.9%	2.5%
Other Post-employment Benefits
Weighted average discount rate	4.8%	5.5%
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
A significant factor in estimating future per capita cost of covered healthcare benefits for retirees is the healthcare cost trend rate assumption. The health care cost trend rate assumptions for other post-retirement benefit plans are as follows:

December 29, 2024
Health care cost trend rate assumed for next year - Pre-65	5.80%
Health care cost trend rate assumed for next year - Post-65	5.63%
Rate to which the cost trend rate is assumed to decline	4.00%
Year that the trend rate reaches the ultimate trend rate	2047
Anticipated Contributions to Defined Benefit Plans
For funded plans, the Company’s policy is to fund amounts for defined benefit plans sufficient to meet minimum requirements set forth in applicable benefit and local tax laws. Based on the same assumptions used to measure the defined benefit obligations at December 29, 2024, the Company expects to contribute $2.0 million to defined benefit plans in fiscal year 2025.
Estimated Future Benefit Payments
The following table reflects the total benefit payments expected to be made for defined benefit plans and other long-term post-employment benefits:

(In millions)	Defined Benefit Plans	Other Post-employment Benefit Plans
2025	$1.7	$3.8
2026	1.3	3.1
2027	2.2	2.6
2028	1.8	1.9
2029	2.0	1.5
2030-2034	13.3	5.6

Plan Assets
The tables below present the fair value of the defined benefit plans by level within the fair value hierarchy, as described in “—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” at December 29, 2024 and December 31, 2023.

	Fair Value Measurements at December 29, 2024
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equity securities	$2.2	$2.2	$—	$—
Japan equity securities	3.0	3.0	—	—
Other international equity securities	0.9	0.9	—	—
U.S. government bonds	0.5	0.5	—	—
Japan government bonds	1.2	1.2	—	—
Other international government bonds	1.8	1.8	—	—
Cash and cash equivalents	3.6	3.6	—	—
Insurance contracts	6.1	—	—	6.1
Total	$19.3	$13.2	$—	$6.1

	Fair Value Measurements at December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equity securities	$2.1	$2.1	$—	$—
Japan equity securities	3.6	3.6	—	—
Other international equity securities	1.5	1.5	—	—
U.S. government bonds	0.4	0.4	—	—
Japan government bonds	0.5	0.5	—	—
Other international government bonds	1.5	1.5	—	—
Cash and cash equivalents	5.1	5.1	—	—
Insurance contracts	5.7	—	—	5.7
Total	$20.4	$14.7	$—	$5.7
The Company has funded defined benefit plans in Japan, Korea and Philippines. The Japanese and Philippines plan asset consists primarily of Japan equity and government bond securities, U.S. equity and government bond securities, other international equity and debt securities and cash and cash equivalents. The plan assets are invested in assets with quoted prices in active markets and therefore are classified as Level 1 assets. The Company’s investment strategy is to maintain a target rate of return that is higher than that required to maintain sound defined benefit plan management into the future. In order to achieve its investment targets, the Company has established an asset composition ratio which was formulated from a long-term perspective, taking into account the maturity of the defined benefit plan and other factors. The Company considers expected returns and risks of returns, as well as the correlation between the returns of each investment asset, the diversification of its investments, and other factors related to risk management in order to maximize returns in accordance with its targeted asset mix to achieve its investment targets. The target allocation rates of the Japanese plan are 46% for debt securities, 51% for equity securities and 3% for other assets.
The table below presents a roll-forward of activity for the Level 3 assets for fiscal years ended 2024 and 2023:

(In millions)	Level 3 Assets
Balance at January 1, 2023	$6.1
Transfers out	(1.0)
Net purchases and settlements	0.6
Balance at December 31, 2023	$5.7
Net purchases and settlements	0.4
Balance at December 29, 2024	$6.1
Defined Contribution Plans
The Company offers defined contribution plans to eligible employees primarily in the U.S., whereby employees contribute a portion of their compensation. Company matching and other Company contributions are also provided to the plans. Once

Company matching contributions have been paid, the Company has no further payment obligations. The Company’s contributions for its employees totaled approximately $23.6 million, $18.6 million and $15.1 million for fiscal years ended 2024, 2023 and 2022, respectively, which are recognized as expense as incurred in the Consolidated Statements of (Loss) Income.
Note 18. Accumulated Other Comprehensive Loss
The following table summarizes the changes in balance of AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Available-for-Sale Investments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2022	$0.5	$(0.1)	$—	$—	$0.4
Current period deferrals (1)	(69.8)	(0.4)	0.7	6.7	(62.8)
Amounts reclassified to Net (loss) income	—	—	—	(5.2)	(5.2)
Net change	(69.8)	(0.4)	0.7	1.5	(68.0)
Balance at January 1, 2023	$(69.3)	$(0.5)	$0.7	$1.5	$(67.6)
Current period deferrals (1)	51.4	0.5	(2.0)	12.6	62.5
Amounts reclassified to Net (loss) income	(1.0)	—	—	(23.9)	(24.9)
Net change	50.4	0.5	(2.0)	(11.3)	37.6
Balance at December 31, 2023	$(18.9)	$—	$(1.3)	$(9.8)	$(30.0)
Current period deferrals (1)	(26.8)	—	2.8	52.1	28.1
Amounts reclassified to Net (loss) income	(11.6)	—	—	(22.7)	(34.3)
Net change	(38.4)	—	2.8	29.4	(6.2)
Balance at December 29, 2024	$(57.3)	$—	$1.5	$19.6	$(36.2)
(1) Includes tax impact of (i) $5.0 million, $3.7 million and $0.1 million related to cash flow hedges for fiscal years ended 2024, 2023 and 2022, respectively, and (ii) $4.2 million and $2.1 million related to foreign currency translation adjustments for fiscal years ended 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the fiscal year. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 29, 2024 due to the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.
Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 29, 2024.
A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis.
As of December 29, 2024, the Company identified material weaknesses relating to:
(1)Undue reliance on information generated from certain software solutions affecting net revenue without effectively designed controls to ensure that the information generated from these software solutions used by management in accounting for gross revenue, accounts receivable and in the estimation of accrued rebates, was complete and accurate. We also determined there were design deficiencies over certain management review controls including lack of evidence of review and failure to consider the completeness and accuracy of information used in the performance of those controls related to these same accounts.
(2)Insufficient controls over the evaluation of all available evidence, both positive and negative, to assess realizability of deferred tax assets.
The effectiveness of our internal control over financial reporting as of December 29, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which contains an adverse opinion on the effectiveness of our internal control over financial reporting.
Remediation Plan: With respect to the material weaknesses above, management, under the oversight of the Audit Committee, is in the process of designing appropriate controls to address these material weaknesses. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation activities described herein.
During the period ended December 29, 2024, the Company identified an interim material weakness relating to the design and operating effectiveness of management’s review controls over certain key assumptions that were utilized to determine fair value of reporting units in the Company’s interim goodwill impairment assessment conducted in the first quarter of 2024. The Company enhanced the design and operation of certain management review controls operating over key assumptions, including projected financial information, by defining the precision by which the controls operate and retaining sufficient evidence of the review over key inputs and assumptions. In the fourth quarter of 2024, the Company conducted its annual goodwill impairment assessment for all reporting units and concluded that the interim material weakness was fully remediated as of December 29, 2024.
Prior to filing this Annual Report, we completed significant additional procedures for the year ended December 29, 2024. Based on these procedures, management believes that our Consolidated Financial Statements included in this Annual Report have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified, that based on their knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of QuidelOrtho Corporation
Opinion on Internal Control over Financial Reporting
We have audited QuidelOrtho Corporation’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, QuidelOrtho Corporation (the Company) has not maintained effective internal control over financial reporting as of December 29, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
The Company identified a material weakness related to revenue, accounts receivable and accrued rebates due to undue reliance on information generated from certain software solutions and design and operating deficiencies related to management review controls. The Company also identified a material weakness related to insufficient controls over the evaluation of all available evidence to assess realizability of deferred tax assets.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders‘ equity and cash flows for each of the three years in the period ended December 29, 2024 and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 27, 2025, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
February 27, 2025

Item 9B. Other Information
(a) On February 12, 2025, the Company furnished a Current Report on Form 8-K that attached a press release announcing unaudited financial results for its fourth quarter and full year ended December 29, 2024, and posted a supplemental earnings presentation setting forth such results on the investor relations portion of the Company’s website (collectively, the “Earnings Materials”). Subsequent to the date of furnishing the Earnings Materials, in connection with the audit of our Consolidated Financial Statements by our independent registered public accounting firm and the assessment of realizability of deferred tax assets, we identified certain tax adjustments impacting the fourth quarter and full year of 2024, resulting in an increase in Provision for income taxes and a decrease in deferred tax assets, as well as conforming changes to other measures related to these adjustments (the “Adjustments”). This Annual Report updates the following for the fourth quarter and full year ended December 29, 2024:
Consolidated Statements of Operations

(in millions, except per share data)	Previously Reported in Earnings Release	Adjustments	Fourth Quarter Financial Results	Previously Reported in Earnings Release	Adjustments	Full Year Financial Results
Provision for (benefit from) income taxes	$12.5	$25.0	$37.5	$(104.5)	$25.0	$(79.5)
Net (loss) income	$(153.4)	$(25.0)	$(178.4)	$(2,027.0)	$(25.0)	$(2,052.0)
Basic (loss) earnings per share	$(2.28)	$(0.37)	$(2.65)	$(30.16)	$(0.38)	$(30.54)
Diluted (loss) earnings per share	$(2.28)	$(0.37)	$(2.65)	$(30.16)	$(0.38)	$(30.54)

Condensed Consolidated Balance Sheets

(in millions)	Previously Reported in Earnings Release	Adjustments	As of December 29, 2024
Deferred tax assets	$25.0	$(25.0)	$—
Total assets	$6,448.6	$(25.0)	$6,423.6
Total stockholders’ equity	$3,009.5	$(25.0)	$2,984.5
Total liabilities and stockholders’ equity	$6,448.6	$(25.0)	$6,423.6
We have also updated the corresponding earnings release and earnings presentation on the investor relations portion of our website at https://ir.quidelortho.com to reflect these Adjustments, including related updates to the (i) Reconciliation of Non-GAAP Financial Information – Adjusted Net Income table and (ii) Reconciliation of Non-GAAP Financial Information – Adjusted EBITDA table. The Adjustments have no impact on the Condensed Consolidated Statements of Cash Flows, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS for the fourth quarter and full year ended December 29, 2024 that were initially set forth in the earnings release and earnings presentation on February 12, 2025.
(b) During the last fiscal quarter, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 29, 2024 (the “2025 Proxy Statement”), including under the headings “Proposal One - Election of Directors Proposal,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Director Independence,” “Review and Approval of Related Party Transactions” and “Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services.”

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:

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

4.2
Description of QuidelOrtho Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2023 filed on February 23, 2023)

10.1+
Credit Agreement, dated May 27, 2022, by and among QuidelOrtho Corporation, each lender from time to time party thereto, each L/C Issuer (as defined therein), and Bank of America, N.A., as Administrative Agent and Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 27, 2022)

Exhibit Number	Description

10.2
Increase Joinder No. 1, dated August 4, 2022, by and among QuidelOrtho Corporation, JPMorgan Chase Bank, N.A., as New Revolving Credit Lender, a Lender and a L/C Issuer, the Guarantors party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.3
Amendment No. 2 to the Credit Agreement, dated April 25, 2024, by and among QuidelOrtho Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2024)

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

10.10(1)	Form of Phantom Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.11(1)	QuidelOrtho Corporation Amended and Restated 1983 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on May 27, 2022)

10.12(1)	Employment Offer Letter, dated April 30, 2024, between QuidelOrtho Corporation and Brian J. Blaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2024)

10.13(1)	Certain compensation arrangements between QuidelOrtho Corporation and Joseph M. Busky (incorporated by reference to Item 5.02 of the Registrant’s Form 8-K/A filed on February 29, 2024)

10.14(1)	Certain compensation arrangements between QuidelOrtho Corporation and Joseph M. Busky (incorporated by reference to Item 5.02 of the Registrant’s Form 8-K filed on November 18, 2024)

10.15(1)
Amended and Restated Individual Retirement Program for Werner Kroll, effective as of April 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 2, 2023 filed on May 4, 2023)

10.16(1)	Form of Integration and Retention Bonus Letter (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 4, 2022)

10.17(1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on May 27, 2022)

10.18(1)*	Form of Severance and Change in Control Agreement

10.19(1)	QuidelOrtho Board Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024)

10.20(1)	QuidelOrtho Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024)

10.21(1)	Form of Retention Compensation Agreement for Joseph M. Busky (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for quarter ended June 30, 2024 filed on August 1, 2024)

10.22	Summers Ridge Lease (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 9, 2018)

10.23
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 26, 2021)

Exhibit Number	Description

19.1*	QuidelOrtho Insider Trading Compliance Policy

21.1*	Subsidiaries of QuidelOrtho Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of QuidelOrtho Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	QuidelOrtho Clawback Policy

101*
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1) Indicates a management plan or compensatory plan or arrangement.
+ Certain identified information has been omitted by means of marking such information with asterisks in reliance on Items 601(b)(2)(ii) and 601(b)(10)(iv) of Regulation S-K, as applicable, because it is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary
None.
SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Annual Report, unless the context otherwise indicates. Throughout this Annual Report, we have used terms which are defined below:

ABO	Accumulated benefit obligation
Annual Report	Annual Report on Form 10-K for the fiscal year ended December 29, 2024
AOCI	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	Audit Committee of the Board
BARDA	Biomedical Advanced Research and Development Authority
BCA	Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
BLA	Biologics License Application
Board	Board of directors
CAT	Column agglutination technology
CCPA	California Privacy Rights Act of 2020
CEO	Chief Executive Officer

CFO	Chief Financial Officer
cGMPs	Current good manufacturing practices
CIIOs	Critical information infrastructure
CISO	Chief Information Security Officer
CLIA	The FDA’s Clinical Laboratory Improvement Amendment of 1988
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to the BCA
Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
CRL	Complete Response Letter
EBITDA	Earnings before interest, taxes, depreciation and amortization
EEA	European Economic Area
EMEA	Europe, the Middle East and Africa
EPS	(Loss) earnings per share
ESG	Environmental, social and governance
EU	European Union
EU IVDR	EU In Vitro Diagnostic Regulation (EU 2017/746)
EU MDR	EU Medical Device Regulation (EU 2017/745)
EUA	Emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	U.S. Federal Food, Drug, and Cosmetic Act
Financing	The Term Loan together with the Revolving Credit Facility
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GDPR	General Data Protection Regulation 2016/679
Grifols	Grifols Diagnostic Solutions, Inc.
Grifols Agreement	Agreement governing the Company’s ongoing Joint Business between Ortho and Grifols, originally entered into in 1989 with a 50-year term, as amended
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
IND	Investigational New Drug Application
IPR&D	In-process research and development
ISO	International Organization for Standardization
IT	Information technology
IVD	In vitro diagnostics
Joint Business	Ongoing collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
MACRA	The Medicare Access and CHIP Reauthorization Act of 2015
MDSAP	Medical Device Single Audit Program

NMPA	China’s National Medical Products Administration, formerly CFDA
NOL	Net operating loss
OCI	Other comprehensive (loss) income
Ortho	Ortho Clinical Diagnostics Holdings plc
OTC	Over-the-counter
PAMA	Protecting Access to Medicare Act of 2014
PBO	Projected benefit obligations
PCR	Polymerase chain reaction
PHI	Protected health information
PIPEDA	Canada’s Personal Information Protection and Electronic Documents Act
PIPL	China’s Personal Information Protection Law
PMA	Premarket approval
POC	Point-of-care
POL	Physician office laboratory
PPACA	The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act
QMS	Quality Management System
QSR	Quality System Regulation
Quidel	Quidel Corporation
R&D	Research and development
RPA	Receivables purchase agreement, as amended on March 31, 2023, by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC, as Seller, our wholly owned receivables financing subsidiary, Wells Fargo Bank, N.A., as administrative agent, Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator, Quidel Corporation, as an Originator, and certain Purchasers
Revolving Credit Facility	$800.0 million revolving credit facility under the Credit Agreement
ROU	Right-of-use
RSUs	Restricted stock units; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SCCs	Standard contractual clauses
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SGC	Security Governance Committee
SOFR	Secured overnight financing rate
Stock Repurchase Program	A stock repurchase program allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024, which was authorized by our Board of Directors on August 17, 2022
Term Loan	$2,750.0 million senior secured term loan facility under the Credit Agreement
U.K.	United Kingdom
U.K. IDTA	U.K. International Data Transfer Agreement
U.S.	United States
USD	United States dollar
VIP	ORTHO VERSEIA® Integrated Processor

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDELORTHO CORPORATION
	By	/s/ BRIAN J. BLASER
Date: February 27, 2025		Brian J. Blaser President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. BLASER	Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Brian J. Blaser

/s/ JOSEPH M. BUSKY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Joseph M. Busky

/s/ KENNETH F. BUECHLER	Chairman of the Board	February 27, 2025
Kenneth F. Buechler

/s/ JOHN R. CHIMINSKI	Director	February 27, 2025
John R. Chiminski

/s/ EVELYN S. DILSAVER	Director	February 27, 2025
Evelyn S. Dilsaver

/s/ RICHARD S. HUENNEKENS	Director	February 27, 2025
Richard S. Huennekens

/s/ EDWARD L. MICHAEL	Director	February 27, 2025
Edward L. Michael

/s/ MARY LAKE POLAN	Director	February 27, 2025
Mary Lake Polan

/s/ ANN D. RHOADS	Director	February 27, 2025
Ann D. Rhoads

/s/ MATTHEW W. STROBECK	Director	February 27, 2025
Matthew W. Strobeck

/s/ KENNETH J. WIDDER	Director	February 27, 2025
Kenneth J. Widder

/s/ JOSEPH D. WILKINS JR.	Director	February 27, 2025
Joseph D. Wilkins Jr.