Form 10-Q
period 2025-03-30
QuidelOrtho Corp
filed 2025-05-08
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2025, 67,625,872 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$127.1	$98.3
Accounts receivable, net	286.0	282.4
Inventories	563.2	533.7
Prepaid expenses and other current assets	239.8	262.4
Assets held for sale	42.1	42.1
Total current assets	1,258.2	1,218.9
Property, plant and equipment, less accumulated depreciation and amortization of $784.7 and $726.2 at March 30, 2025 and December 29, 2024, respectively	1,399.4	1,380.2
Right-of-use assets	165.0	168.7
Goodwill	670.9	649.5
Intangible assets, less accumulated amortization of $767.1 and $718.1 at March 30, 2025 and December 29, 2024, respectively	2,697.9	2,735.6
Other assets	270.2	270.7
Total assets	$6,461.6	$6,423.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.9	$246.0
Accrued payroll and related expenses	135.3	116.9
Income tax payable	5.8	5.4
Current portion of borrowings	393.8	341.8
Other current liabilities	281.4	288.7
Total current liabilities	1,047.2	998.8
Operating lease liabilities	163.3	167.2
Long-term borrowings	2,105.9	2,141.3
Deferred tax liabilities	78.2	76.5
Other liabilities	69.8	55.3
Total liabilities	3,464.4	3,439.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at March 30, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 67.5 and 67.3 shares issued and outstanding at March 30, 2025 and December 29, 2024, respectively	0.1	0.1
Additional paid-in capital	2,897.8	2,884.8
Accumulated other comprehensive loss	(23.8)	(36.2)
Retained earnings	123.1	135.8
Total stockholders’ equity	2,997.2	2,984.5
Total liabilities and stockholders’ equity	$6,461.6	$6,423.6
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 30, 2025	March 31, 2024
Total revenues	$692.8	$711.0
Cost of sales, excluding amortization of intangibles	349.5	378.9
Selling, marketing and administrative	187.0	204.7
Research and development	53.2	59.2
Amortization of intangible assets	48.0	51.7
Integration related costs	16.1	22.6
Goodwill impairment charge	—	1,743.9
Other operating expenses	6.4	8.0
Operating income (loss)	32.6	(1,758.0)
Interest expense, net	40.0	39.0
Other expense, net	1.4	1.9
Loss before income taxes	(8.8)	(1,798.9)
Provision for (benefit from) income taxes	3.9	(92.9)
Net loss	$(12.7)	$(1,706.0)
Basic loss per share	$(0.19)	$(25.50)
Diluted loss per share	$(0.19)	$(25.50)
Weighted-average shares outstanding - basic	67.5	66.9
Weighted-average shares outstanding - diluted	67.5	66.9

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(12.7)	$(1,706.0)
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	32.3	(20.8)
Changes in unrealized (losses) gains from cash flow hedges, net of tax:
Net unrealized (losses) gains on derivative instruments	(16.2)	30.5
Reclassification of net realized gains on derivative instruments included in net income	(3.7)	(5.9)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(19.9)	24.6
Comprehensive loss	$(0.3)	$(1,702.2)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	$0.1	$2,897.8	$(23.8)	$123.1	$2,997.2

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.2	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(5.8)	—	—	(5.8)
Other comprehensive income, net of tax	—	—	—	3.8	—	3.8
Net loss	—	—	—	—	(1,706.0)	(1,706.0)
Balance at March 31, 2024	66.8	$0.1	$2,852.0	$(26.2)	$481.8	$3,307.7

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
OPERATING ACTIVITIES
Net loss	$(12.7)	$(1,706.0)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	107.1	114.9
Goodwill impairment charge	—	1,743.9
Stock-based compensation expense	11.6	9.0
Change in deferred tax assets and liabilities	(0.1)	(73.9)
Other non-cash, net	5.1	(2.3)
Changes in assets and liabilities:
Accounts receivable	2.2	26.4
Inventories	(53.1)	(37.7)
Prepaid expenses and other current and non-current assets	3.1	(0.8)
Accounts payable	(1.3)	(10.7)
Accrued payroll and related expenses	17.0	25.7
Income taxes payable	3.6	(27.7)
Other current and non-current liabilities	(16.9)	(61.5)
Net cash provided by (used for) operating activities	65.6	(0.7)
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(56.2)	(66.1)
Purchases of marketable securities	—	(7.2)
Proceeds from sale of marketable securities	—	63.1
Other payments	—	(10.0)
Net cash used for investing activities	(56.2)	(20.2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	3.0	0.5
Short-term borrowings, net	—	(1.3)
Revolving credit facility, net	52.0	40.0
Payments on long-term borrowings	(36.0)	(51.9)
Payments of tax withholdings related to vesting of stock-based awards	(1.4)	(5.8)
Net cash provided by (used for) financing activities	17.6	(18.5)
Effect of exchange rates on cash	1.7	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	28.7	(40.5)
Cash, cash equivalents and restricted cash at beginning of period	98.5	119.5
Cash, cash equivalents and restricted cash at end of period	$127.2	$79.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$10.1	$7.6
Transfer of instrument inventories to fixed assets	$29.9	$37.8
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$—	$0.3
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of QuidelOrtho Corporation and its subsidiaries (the “Company” or “QuidelOrtho”) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report for definitions of terms used throughout this Quarterly Report.
The information at March 30, 2025, and for the three months ended March 30, 2025 and March 31, 2024, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 29, 2024 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2025 and 2024, the Company’s fiscal year will end or has ended on December 28, 2025 (“fiscal year ended 2025”) and December 29, 2024 (“fiscal year ended 2024”), respectively. For fiscal years ended 2025 and 2024, the Company’s first quarter ended on March 30, 2025 and March 31, 2024, respectively. The three months ended March 30, 2025 and March 31, 2024 each included 13 weeks.
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
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended March 30, 2025 that are expected to have a material impact on the Company’s Consolidated Financial Statements.
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Basic weighted-average shares of common stock outstanding	67.5	66.9
Dilutive potential shares issuable from stock options and RSUs (1)	—	—
Diluted weighted-average shares of common stock outstanding	67.5	66.9
(1) In the three months ended March 30, 2025 and March 31, 2024, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Basic weighted-average shares of common stock outstanding	67.5	66.9
Dilutive potential shares issuable from stock options and RSUs	0.4	0.4
Diluted weighted-average shares of common stock outstanding	67.9	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 1.5 million and 1.9 million shares of common stock for the three months ended March 30, 2025 and March 31, 2024, respectively.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $32.9 million and $32.5 million as of March 30, 2025 and December 29, 2024, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three months ended March 30, 2025 and March 31, 2024.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $34.4 million and $33.5 million as of March 30, 2025 and December 29, 2024, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $17.2 million and $17.3 million as of March 30, 2025 and December 29, 2024, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 29, 2024 that was recorded in Total revenues during the three months ended March 30, 2025 was $16.8 million.
Joint Business with Grifols
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $15.9 million and $8.1 million during the three months ended March 30, 2025 and March 31, 2024, respectively. These amounts included the Company’s portion of the pre-tax net profit of $2.6 million and $5.0 million during the three months ended March 30, 2025 and March 31, 2024, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $13.3 million and $3.1 million during the three months ended March 30, 2025 and March 31, 2024, respectively, which is presented on a net basis within Total revenues.

Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Labs	$373.1	$356.9
Immunohematology (1)	128.5	127.0
Donor Screening (1)	12.8	33.3
Point of Care	170.8	186.6
Molecular Diagnostics	7.6	7.2
Total revenues	$692.8	$711.0
(1) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
Concentration of Revenue and Credit Risk
For the three months ended March 30, 2025 and March 31, 2024, one customer represented 13% and 11% of Total revenues, respectively. Revenues related to the Company’s respiratory products accounted for 17% and 19% for the three months ended March 30, 2025 and March 31, 2024, respectively.
As of March 30, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net. As of December 29, 2024, customers with a balance due in excess of 10% of Accounts receivable, net totaled $33.7 million.
Note 4. Segment and Geographic Information
In the fourth quarter of 2024, the Company revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact the Company as a whole. Prior periods have been revised to align with the current period presentation. The following table presents the results of operations of the Company’s reportable segments for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended March 30, 2025
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$406.7	$88.9	$75.0	$122.2	$692.8

Less (1):
Cost of sales, excluding amortization of intangibles	128.4	47.3	34.2	70.0	279.9
Selling, marketing and administrative	43.6	22.9	10.6	22.0	99.1
Research and development	0.4	0.6	0.9	0.8	2.7
Other expense, net	—	1.6	—	(0.2)	1.4
Total segment Adjusted EBITDA	$234.3	$16.5	$29.3	$29.6	309.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(149.9)
Depreciation and amortization					(107.1)
Interest expense, net					(40.0)
Integration related costs					(16.1)
Amortization of deferred cloud computing implementation costs					(4.3)
EU medical device regulation transition costs (3)					(0.2)
Other adjustments					(0.9)
Loss before income taxes					$(8.8)

	Three Months Ended March 31, 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$433.9	$84.8	$76.1	$116.2	$711.0

Less (1):
Cost of sales, excluding amortization of intangibles	147.7	44.4	38.5	59.9	290.5
Selling, marketing and administrative	49.1	27.7	10.4	23.9	111.1
Research and development	0.4	0.6	1.1	0.8	2.9
Other expense, net	0.1	0.5	—	0.1	0.7
Total segment Adjusted EBITDA	$236.6	$11.6	$26.1	$31.5	305.8
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(173.8)
Depreciation and amortization					(114.9)
Interest expense, net					(39.0)
Integration related costs					(22.6)
Goodwill impairment charge					(1,743.9)
Employee compensation charges					(5.6)
Amortization of deferred cloud computing implementation costs					(2.9)
EU medical device regulation transition costs (3)					(0.6)
Other adjustments					(1.4)
Loss before income taxes					$(1,798.9)
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
(3) Represents incremental consulting costs and R&D manufacturing site costs to align compliance of the Company’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022 onwards.
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
For the three months ended March 30, 2025, the Company recognized a provision for income taxes of $3.9 million in relation to loss before income taxes of $8.8 million, resulting in a negative effective tax rate of 44.3%. For the three months ended March 31, 2024, the Company recognized an income tax benefit of $92.9 million in relation to loss before income taxes of $1,798.9 million, resulting in an effective tax rate of 5.2%. For the three months ended March 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that are nondeductible for tax purposes.

The balance of unrecognized tax benefits at March 30, 2025, not including interest and penalties, was $184.3 million, of which $17.2 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At March 30, 2025, the Company had approximately $1.6 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, should decrease by $5.1 million.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2014 and onwards are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and onwards are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
Note 6. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	March 30, 2025	December 29, 2024
Cash and cash equivalents	$127.1	$98.3
Restricted cash included in Other assets	0.1	0.2
Cash, cash equivalents and restricted cash	$127.2	$98.5
Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	March 30, 2025	December 29, 2024
Accounts receivable	$383.7	$382.0
Allowance for contract rebates and discounts	(83.0)	(85.3)
Allowance for doubtful accounts	(14.7)	(14.3)
Total accounts receivable, net	$286.0	$282.4
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	March 30, 2025	December 29, 2024
Raw materials	$219.5	$211.8
Work-in-process (materials, labor and overhead)	92.3	90.6
Finished goods (materials, labor and overhead)	312.3	291.6
Total inventories	$624.1	$594.0

Inventories	$563.2	$533.7
Other assets (1)	60.9	60.3
Total inventories	$624.1	$594.0
(1) Other assets includes inventory expected to remain on hand beyond one year.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	March 30, 2025	December 29, 2024
Income taxes and other tax receivables	$100.3	$112.1
Prepaid expenses	76.3	77.3
Contract assets	32.9	32.5
Other receivables	17.8	24.3
Derivatives	11.2	15.1
Other	1.3	1.1
Total prepaid expenses and other current assets	$239.8	$262.4
Goodwill
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at December 29, 2024	$—	$566.0	$66.6	$16.9	$649.5
Foreign currency translation	—	20.6	0.3	0.5	21.4
Balance at March 30, 2025	$—	$586.6	$66.9	$17.4	$670.9
The gross goodwill balance was $2,493.5 million and $2,472.1 million as of March 30, 2025 and December 29, 2024, respectively. Accumulated goodwill impairment losses were $1,822.6 million as of March 30, 2025 and December 29, 2024.
Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	March 30, 2025	December 29, 2024
Accrued commissions, rebates and returns	$72.6	$67.4
Deferred revenue	34.4	33.5
Operating lease liabilities	31.2	31.1
Professional services	22.6	21.4
Accrued other taxes payable	21.6	20.9
Accrued interest	13.5	39.0
Derivatives	6.8	4.0
Other	78.7	71.4
Total other current liabilities	$281.4	$288.7
Note 7. Borrowings
The components of borrowings were as follows:

(In millions)	March 30, 2025	December 29, 2024
Term Loan	$2,248.3	$2,282.7
Revolving Credit Facility	250.0	198.0
Financing lease obligation	6.3	7.9
Unamortized deferred financing costs	(4.9)	(5.5)
Total borrowings	2,499.7	2,483.1
Less: current portion	(393.8)	(341.8)
Long-term borrowings	$2,105.9	$2,141.3
The Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $12.7 million and $250.0 million borrowings outstanding, was $537.3 million as of March 30, 2025. During the three months ended March 30, 2025, the Company (i) made $34.4 million in payments on the Term Loan and (ii) borrowed $110 million and made $58 million in payments on the Revolving Credit Facility.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Company was in compliance with the financial covenants as of March 30, 2025.
The following table provides the detailed amounts within Interest expense, net for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Term Loan	$37.0	$44.5
Revolving Credit Facility	5.3	1.8
Amortization of deferred financing costs	0.8	0.8
Derivative instruments and other	(2.5)	(7.2)
Interest income	(0.6)	(0.9)
Interest expense, net	$40.0	$39.0
Note 8. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Cost of sales, excluding amortization of intangibles	$1.4	$1.2
Selling, marketing and administrative	8.2	5.1
Research and development	0.8	1.0
Integration related costs	0.7	1.8
Total stock-based compensation expense	$11.1	$9.1
The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three months ended March 30, 2025 and March 31, 2024 were not material.
Note 9. Commitments and Contingencies
On April 12, 2024, a purported stockholder of the Company filed a putative class action complaint under the federal securities laws against the Company and three of its current and former executives. The complaint, which is captioned Bristol County Retirement System v. QuidelOrtho Corporation, et al., Case No. 1:24-cv-02804-JAV (S.D.N.Y.) (the “Bristol County Complaint”), asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its Savanna RVP4 assay. The Bristol County Complaint seeks a judgment determining that the lawsuit can be maintained as a class action and awarding the plaintiff and putative class damages, pre- and post-judgment interest, attorneys’ and experts’ fees, and costs. On December 16, 2024, the court appointed Central States, Southeast and Southwest Areas Health and Welfare Fund and Teamsters Local 710 Pension Fund (“Teamsters Funds”) as lead plaintiffs in the action, and approved their selection of lead counsel. Teamsters Funds filed an amended complaint on February 7, 2025, and added as additional defendants three current and former executives of the Company not previously named in the Bristol County Complaint. On April 4, 2025, defendants filed a motion to dismiss the amended complaint.
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
Management believes that all current legal actions, to which the Company is able to estimate a possible loss or range of loss, in the aggregate, are not expected to have a material adverse effect on the Company. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 30, 2025				December 29, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$15.2	$—	$15.2	$—	$36.6	$—	$36.6
Liabilities:
Derivative liabilities	$—	$20.1	$—	$20.1	$—	$5.4	$—	$5.4
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 30, 2025 and fiscal year ended 2024.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,217.4 million at March 30, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,248.3 million. The estimated fair value of the Company’s borrowings under the Term Loan was $2,254.2 million at December 29, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,282.7 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
Note 11. Derivative Instruments and Hedging Activities
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

Interest Rate Hedging Instruments
The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loan. Refer to “—Note 7. Borrowings” for additional information on the currently outstanding components of the Revolving Credit Facility and Term Loan. The Company entered into interest rate swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $2.7 million as of March 30, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of March 30, 2025, all of which were interest rate swaps:

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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $4.4 million as of March 30, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of March 30, 2025:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$493.0	Cash Flow Hedge
Foreign currency forward contracts	$788.2	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three months ended March 30, 2025 and March 31, 2024:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Income	Amount of (Gain) Loss Reclassified from AOCI into Income
Three Months Ended March 30, 2025
Foreign currency forward contracts (sales)	$2.6	Total revenues	$(1.1)
Foreign currency forward contracts (purchases)	$0.3	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$13.5	Interest expense, net	$(2.6)

Three Months Ended March 31, 2024
Foreign currency forward contracts (sales)	$(2.8)	Total revenues	$1.3
Foreign currency forward contracts (purchases)	$0.8	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$(35.0)	Interest expense, net	$(7.2)
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
The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax Loss (Gain) Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended March 30, 2025
Foreign exchange contracts	$12.3	$(3.1)

Three Months Ended March 31, 2024
Foreign exchange contracts	$(11.0)	$(2.0)
Fair value losses on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $1.2 million for the three months ended March 30, 2025. Fair value gains and losses on foreign currency forward contracts that do not qualify for hedge accounting treatment were not material for the three months ended March 31, 2024.

The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of March 30, 2025 and December 29, 2024:

(In millions)	March 30, 2025	December 29, 2024
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$0.9	$1.3
Other assets	—	12.4
Other liabilities	3.7	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	6.0	11.0
Other assets	4.0	9.1
Other current liabilities	2.2	3.3
Other liabilities	9.6	1.4

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	4.3	2.8
Other current liabilities	4.6	0.7
Note 12. Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI by component:

	Three Months Ended March 30, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	35.4	—	(16.2)	19.2
Amounts reclassified to Net loss	(3.1)	—	(3.7)	(6.8)
Net change	32.3	—	(19.9)	12.4
Balance at March 30, 2025	$(25.0)	$1.5	$(0.3)	$(23.8)

	Three Months Ended March 31, 2024
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(18.9)	$(1.3)	$(9.8)	$(30.0)
Current period deferrals (2)	(18.8)	—	30.5	11.7
Amounts reclassified to Net loss	(2.0)	—	(5.9)	(7.9)
Net change	(20.8)	—	24.6	3.8
Balance at March 31, 2024	$(39.7)	$(1.3)	$14.8	$(26.2)
(1) Includes tax impact of (i) $0.2 million related to cash flow hedges for the three months ended March 30, 2025.
(2) Includes tax impact of (i) $6.5 million related to cash flow hedges for the three months ended March 31, 2024, and (ii) $2.0 million related to foreign currency translation adjustments for the three months ended March 31, 2024.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial, integration and other strategic goals, our cost-savings initiatives, industry prospects, our expected results of operations or financial position, and future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies and global trade relations, as well as those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $33.4 million and $31.0 million for the three months ended March 30, 2025 and March 31, 2024, respectively.
For the three months ended March 30, 2025, Total revenues decreased by 3% to $692.8 million as compared to the same period in the prior year. This decrease was primarily driven by variability of our U.S. respiratory products, mainly due to a decrease in COVID-19 revenues, partially offset by an increase in flu revenues. Currency exchange rates had an unfavorable impact of 150 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the three months ended March 30, 2025 and March 31, 2024, revenues related to our respiratory products accounted for 17% and 19% of our Total revenues, respectively. The respiratory product revenue included $23.4 million and $50.2 million revenue related to COVID-19 for the three months ended March 30, 2025 and March 31, 2024, respectively.
Planned Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we plan to wind-down only the ORTHO VERSEIA® Integrated Processor platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While our goal is to wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding down of the U.S. donor screening portfolio, as compared to the prior year periods, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Item 1, “Financial Statements—Note 3. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by the end of 2025.
Recent Macroeconomic Trends and Challenges
In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from U.K., Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19.
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

Results of Operations
Revenues
The following table compares Total revenues by business unit for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024	% Change
Labs	$373.1	$356.9	5%
Immunohematology (1)	128.5	127.0	1%
Donor Screening (1)	12.8	33.3	(62)%
Point of Care	170.8	186.6	(8)%
Molecular Diagnostics	7.6	7.2	6%
Total revenues	$692.8	$711.0	(3)%
(1) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
For the three months ended March 30, 2025, Total revenues decreased to $692.8 million from $711.0 million for the same period in the prior year. Labs revenue increased 5% compared to the prior year period, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 1% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 62% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. The Point of Care business unit contributed to revenue decline, driven by a decrease of $15.8 million, or 37% in sales of QuickVue SARS Antigen assays. Molecular Diagnostics revenue increased 6% compared to the prior year period, driven by higher Savanna revenue. Currency exchange rates had an unfavorable impact of 150 basis points on our growth rate for the three months ended March 30, 2025.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $349.5 million, or 50.4% of Total revenues, for the three months ended March 30, 2025, compared to $378.9 million, or 53.3% of Total revenues, for the three months ended March 31, 2024. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Operating Expenses
The following table summarizes operating expenses for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
(Dollars in millions)	March 30, 2025	% of Total Revenues	March 31, 2024	% of Total Revenues
Selling, marketing and administrative	$187.0	27.0%	$204.7	28.8%
Research and development	53.2	7.7%	59.2	8.3%
Amortization of intangible assets	48.0	6.9%	51.7	7.3%
Integration related costs	16.1	2.3%	22.6	3.2%
Goodwill impairment charge	—	N/M	1,743.9	N/M
Other operating expenses	6.4	0.9%	8.0	1.1%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended March 30, 2025 decreased by $17.7 million, or 8.6%, to $187.0 million from $204.7 million for the same period in the prior year, primarily due to compensation costs related to cost-savings initiatives actioned in 2024.

Research and Development Expense
Research and development expense for the three months ended March 30, 2025 decreased by $6.0 million, or 10.1%, to $53.2 million from $59.2 million for the same period in the prior year, primarily due to compensation costs related to cost-savings initiatives actioned in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $48.0 million and $51.7 million for the three months ended March 30, 2025 and March 31, 2024, respectively.
Integration Related Costs
Integration related costs were $16.1 million and $22.6 million for the three months ended March 30, 2025 and March 31, 2024, respectively. The decrease in costs compared to the prior year period was primarily due to lower consulting costs and compensation related charges.
Goodwill Impairment Charge
We recognized a non-cash goodwill impairment charge of $1.7 billion for the three months ended March 31, 2024.
Other Operating Expenses
Other operating expenses were $6.4 million and $8.0 million for the three months ended March 30, 2025 and March 31, 2024, respectively. Other operating expenses were primarily related to the profit share expense for our Joint Business.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $40.0 million and $39.0 million for the three months ended March 30, 2025 and March 31, 2024, respectively. Refer to Item 1, “Financial Statements—Note 7. Borrowings” for more information.
Other Expense, Net
Other expense, net was $1.4 million and $1.9 million for the three months ended March 30, 2025 and March 31, 2024, respectively.
Income Taxes
For the three months ended March 30, 2025, we recognized a provision for income taxes of $3.9 million in relation to loss before income taxes of $8.8 million, resulting in a negative effective tax rate of 44.3%. For the three months ended March 31, 2024, we recognized an income tax benefit of $92.9 million in relation to loss before income taxes of $1,798.9 million, resulting in an effective tax rate of 5.2%. For the three months ended March 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
Segment Results
We operate under three geographically-based reportable segments: North America, EMEA and China. Our operations in Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” In the fourth quarter of 2024, we revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact us as a whole. Prior periods have been revised to align with the current period presentation.

The key indicators that we monitor are as follows:
•Total revenues — This measure is discussed in the section entitled “Results of Operations.”
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net loss before Interest expense, net, Provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net loss and that we do not consider indicative of our ongoing operating performance. Refer to Item 1, “Financial Statements—Note 4. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to Loss before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024	% Change
Total revenues	$406.7	$433.9	(6)%
Adjusted EBITDA	$234.3	$236.6	(1)%
Total revenues were $406.7 million for the three months ended March 30, 2025, compared to $433.9 million for the three months ended March 31, 2024. The decrease was primarily driven by the wind-down of the U.S. donor screening business and a decrease in sales of QuickVue SARS Antigen assays, partially offset by an increase in Labs revenues.
Adjusted EBITDA was $234.3 million for the three months ended March 30, 2025, compared to $236.6 million for the three months ended March 31, 2024. The decrease was primarily driven by decreases in revenue due to the wind-down of the U.S. donor screening business and sales of QuickVue SARS Antigen assays, partially offset by an increase in Labs revenues and lower operating expenses due to cost-savings initiatives.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024	% Change
Total revenues	$88.9	$84.8	5%
Adjusted EBITDA	$16.5	$11.6	42%
Total revenues were $88.9 million for the three months ended March 30, 2025, compared to $84.8 million for the three months ended March 31, 2024, primarily driven by increases in revenues across most of our business units.
Adjusted EBITDA was $16.5 million for the three months ended March 30, 2025, compared to $11.6 million for the three months ended March 31, 2024, primarily driven by lower operating expenses due to cost-savings initiatives and increases in revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024	% Change
Total revenues	$75.0	$76.1	(1)%
Adjusted EBITDA	$29.3	$26.1	12%
Total revenues were $75.0 million for the three months ended March 30, 2025, compared to $76.1 million for the three months ended March 31, 2024, driven by a decrease in Point of Care revenues, partially offset by an increases in Labs and Donor Screening revenues.

Adjusted EBITDA was $29.3 million for the three months ended March 30, 2025, compared to $26.1 million for the three months ended March 31, 2024. The increase was primarily driven by the impact from changes in product mix and higher Labs revenues.
Other
Total revenues and Adjusted EBITDA for Other were as follows:

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024	% Change
Total revenues	$122.2	$116.2	5%
Adjusted EBITDA	$29.6	$31.5	(6)%
Total revenues were $122.2 million for the three months ended March 30, 2025, compared to $116.2 million for the three months ended March 31, 2024, primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $29.6 million for the three months ended March 30, 2025, compared to $31.5 million for the three months ended March 31, 2024, primarily driven by higher operating expenses and the impact from changes in product mix.
Liquidity and Capital Resources
As of March 30, 2025 and December 29, 2024, our principal sources of liquidity consisted of the following:

(In millions)	March 30, 2025	December 29, 2024
Cash and cash equivalents	$127.1	$98.3
Amount available to borrow under the Revolving Credit Facility	$537.3	$589.0
Working capital including cash and cash equivalents	$211.0	$220.1
As of March 30, 2025, we had $127.1 million in Cash and cash equivalents, a $28.8 million increase from December 29, 2024. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $12.7 million and $250.0 million borrowings outstanding, was $537.3 million as of March 30, 2025.
On April 25, 2024, we entered into Amendment No. 2 to the Credit Agreement, by and among us, the lenders party thereto, and Bank of America, N.A., as administrative agent. The amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of March 30, 2025.
Capital Expenditures
Capital expenditures, including investments, were $56.2 million for the three months ended March 30, 2025. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.

Cash Flow Summary

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Net cash provided by (used for) operating activities	$65.6	$(0.7)
Net cash used for investing activities	(56.2)	(20.2)
Net cash provided by (used for) financing activities	17.6	(18.5)
Effect of exchange rates on cash	1.7	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28.7	$(40.5)
Three Months Ended March 30, 2025
Cash provided by operating activities was $65.6 million for the three months ended March 30, 2025 and reflected a net loss of $12.7 million and non-cash adjustments of $123.7 million, primarily associated with depreciation and amortization and stock-based compensation expense, partially offset by $53.1 million in cash outflows for inventories.
Cash used for investing activities of $56.2 million for the three months ended March 30, 2025 was related to purchases of property, plant, equipment, investments and intangibles.
Cash provided by financing activities was $17.6 million for the three months ended March 30, 2025 and was primarily related to net proceeds from the Revolving Credit Facility of $52.0 million, partially offset by payments on long-term borrowings of $36.0 million.
Three Months Ended March 31, 2024
Cash used for operating activities was $0.7 million for the three months ended March 31, 2024 and reflected a net loss of $1,706.0 million and non-cash adjustments of $1,791.6 million, primarily associated with a goodwill impairment charge and change in deferred tax assets and liabilities as well as depreciation and amortization and stock-based compensation expense. We benefited from collections on accounts receivables, which contributed cash inflows of $26.4 million, offset by other changes in working capital, including $37.7 million cash outflows for inventories.
Cash used for investing activities was $20.2 million for the three months ended March 31, 2024 and was primarily related to $66.1 million in purchases of property, plant, equipment, investments and intangibles. We also sold $63.1 million of marketable securities.
Cash used for financing activities was $18.5 million for the three months ended March 31, 2024 and was primarily related to payments on long-term borrowings of $51.9 million and net proceeds from the Revolving Credit Facility of $40.0 million.
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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets, where permitted by law. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows.
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
•our ability to leverage our operating expenses to realize operating profits with revenue growth;
•competing technological and market developments; and
•our entry into strategic collaborations with other companies or acquisitions of other companies or technologies to enhance or complement our product and service offerings.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the three months ended March 30, 2025 that are expected to have a material impact on the Company’s financial statements.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 30, 2025.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 30, 2025 due to the material weaknesses in our internal control over financial reporting that was previously reported in the Company’s Annual Report.

Notwithstanding the material weakness, we have concluded that the Company’s unaudited Consolidated Financial Statements included in this report are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Ongoing remediation efforts to address the previously identified material weaknesses: With respect to the material weaknesses in our internal control over financial reporting that was previously reported in the Company’s Annual Report, management, under the oversight of the Audit Committee, is in the process of designing appropriate controls to address these material weaknesses. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Part I—Financial Information, Item 1, “Financial Statements—Note 9. Commitments and Contingencies” is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
(a)None.
(b)None.
(c)During the last fiscal quarter, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (within the meaning of SEC rules).

ITEM 6.    Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 13, 2022)
3.3	Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed on February 23, 2023)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 5, 2022)
10.1(1)*	QuidelOrtho Employee Deferred Compensation Plan
10.2(1)
Form of Retention Compensation Agreement for Joseph M. Busky and Michelle A. Hodges (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2024 filed on August 1, 2024)

10.3(1)*	Form of Retention and Recognition Compensation Agreement for Philip D. McLellan
10.4(1)*	Employment Offer Letter, dated September 16, 2024, between QuidelOrtho Corporation and Jonathan Siegrist
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of QuidelOrtho Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 29, 2024
AOCI	Accumulated other comprehensive loss
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
Joint Business	Ongoing collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
OCI	Other comprehensive income (loss)
Ortho	Ortho Clinical Diagnostics Holdings plc
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended March 30, 2025
Quidel	Quidel Corporation
R&D	Research and development
Revolving Credit Facility	$800.0 million revolving credit facility under the Credit Agreement
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loan	$2,750.0 million senior secured term loan facility under the Credit Agreement
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2025	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)