Form 10-Q
period 2025-06-29
QuidelOrtho Corp
filed 2025-08-06
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 30, 2025, 67,900,466 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$151.7	$98.3
Accounts receivable, net	275.0	282.4
Inventories	578.7	533.7
Prepaid expenses and other current assets	234.0	262.4
Assets held for sale	42.1	42.1
Total current assets	1,281.5	1,218.9
Property, plant and equipment, less accumulated depreciation and amortization of $826.0 and $726.2 at June 29, 2025 and December 29, 2024, respectively	1,314.8	1,380.2
Right-of-use assets	157.0	168.7
Goodwill	711.1	649.5
Intangible assets, less accumulated amortization of $817.0 and $718.1 at June 29, 2025 and December 29, 2024, respectively	2,660.5	2,735.6
Other assets	254.2	270.7
Total assets	$6,379.1	$6,423.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218.8	$246.0
Accrued payroll and related expenses	84.5	116.9
Income tax payable	26.4	5.4
Current portion of borrowings	534.2	341.8
Other current liabilities	278.2	288.7
Total current liabilities	1,142.1	998.8
Operating lease liabilities	156.4	167.2
Long-term borrowings	2,072.1	2,141.3
Deferred tax liabilities	82.8	76.5
Other liabilities	133.0	55.3
Total liabilities	3,586.4	3,439.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at June 29, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 67.7 and 67.3 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively	0.1	0.1
Additional paid-in capital	2,908.7	2,884.8
Accumulated other comprehensive income (loss)	16.2	(36.2)
Retained earnings	(132.3)	135.8
Total stockholders’ equity	2,792.7	2,984.5
Total liabilities and stockholders’ equity	$6,379.1	$6,423.6
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total revenues	$613.9	$637.0	$1,306.7	$1,348.0
Cost of sales, excluding amortization of intangibles	339.0	361.0	688.5	739.9
Selling, marketing and administrative	178.0	188.2	365.0	392.9
Research and development	45.7	56.3	98.9	115.5
Amortization of intangible assets	47.9	51.9	95.9	103.6
Restructuring, integration and other charges	178.9	30.9	195.0	53.5
Goodwill impairment charge	—	—	—	1,743.9
Asset impairment charge	—	56.9	—	56.9
Other operating expenses	5.1	9.3	11.5	17.3
Operating loss	(180.7)	(117.5)	(148.1)	(1,875.5)
Interest expense, net	40.5	41.0	80.5	80.0
Other expense, net	8.4	4.4	9.8	6.3
Loss before income taxes	(229.6)	(162.9)	(238.4)	(1,961.8)
Provision for (benefit from) income taxes	25.8	(15.2)	29.7	(108.1)
Net loss	$(255.4)	$(147.7)	$(268.1)	$(1,853.7)
Basic loss per share	$(3.77)	$(2.20)	$(3.97)	$(27.67)
Diluted loss per share	$(3.77)	$(2.20)	$(3.97)	$(27.67)
Weighted-average shares outstanding - basic	67.7	67.1	67.6	67.0
Weighted-average shares outstanding - diluted	67.7	67.1	67.6	67.0

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(255.4)	$(147.7)	$(268.1)	$(1,853.7)
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	49.9	(5.3)	82.2	(26.1)
Changes in unrealized (losses) gains from cash flow hedges, net of tax:
Net unrealized (losses) gains on derivative instruments	(6.3)	13.1	(22.5)	43.6
Reclassification of net realized gains on derivative instruments included in net income	(3.6)	(6.2)	(7.3)	(12.1)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(9.9)	6.9	(29.8)	31.5
Comprehensive loss	$(215.4)	$(146.1)	$(215.7)	$(1,848.3)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	0.1	2,897.8	(23.8)	123.1	2,997.2
Issuance of common stock under equity compensation plans	0.3	—	0.9	—	—	0.9
Stock-based compensation expense	—	—	12.7	—	—	12.7
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.7)	—	—	(2.7)
Other comprehensive income, net of tax	—	—	—	40.0	—	40.0
Net loss	—	—	—	—	(255.4)	(255.4)
Balance at June 29, 2025	67.7	$0.1	$2,908.7	$16.2	$(132.3)	$2,792.7

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.2	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(5.8)	—	—	(5.8)
Other comprehensive income, net of tax	—	—	—	3.8	—	3.8
Net loss	—	—	—	—	(1,706.0)	(1,706.0)
Balance at March 31, 2024	66.8	0.1	2,852.0	(26.2)	481.8	3,307.7
Issuance of common stock under equity compensation plans	0.4	—	4.1	—	—	4.1
Stock-based compensation expense	—	—	10.3	—	—	10.3
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.5)	—	—	(2.5)
Other comprehensive income, net of tax	—	—	—	1.6	—	1.6
Net loss	—	—	—	—	(147.7)	(147.7)
Balance at June 30, 2024	67.1	$0.1	$2,863.9	$(24.6)	$334.1	$3,173.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 29, 2025	June 30, 2024
OPERATING ACTIVITIES
Net loss	$(268.1)	$(1,853.7)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	217.4	231.0
Goodwill impairment charge	—	1,743.9
Asset impairment charge	—	56.9
Stock-based compensation expense	24.4	20.2
Change in deferred tax assets and liabilities	(0.5)	(73.6)
Asset write off related to restructuring, integration and other charges	151.4	—
Other non-cash, net	14.3	(7.3)
Changes in assets and liabilities:
Accounts receivable	24.7	24.2
Inventories	(102.6)	(95.2)
Prepaid expenses and other current and non-current assets	(8.5)	(11.7)
Accounts payable	(23.5)	(23.9)
Accrued payroll and related expenses	(34.9)	2.6
Income taxes payable	57.5	(58.2)
Other current and non-current liabilities	(32.8)	(53.8)
Net cash provided by (used for) operating activities	18.8	(98.6)
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(93.7)	(101.4)
Proceeds from government assistance allocated to fixed assets	6.5	—
Purchases of marketable securities	—	(7.2)
Proceeds from sale of marketable securities	—	63.1
Loan to LEX Diagnostics	(2.0)	(10.0)
Net cash used for investing activities	(89.2)	(55.5)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	3.1	4.6
Short-term borrowings, net	1.9	(1.6)
Revolving credit facility, net	192.0	253.0
Payments on long-term borrowings	(72.0)	(103.7)
Payments of tax withholdings related to vesting of stock-based awards	(4.1)	(8.3)
Net cash provided by financing activities	120.9	144.0
Effect of exchange rates on cash	2.7	(1.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	53.2	(12.0)
Cash, cash equivalents and restricted cash at beginning of period	98.5	119.5
Cash, cash equivalents and restricted cash at end of period	$151.7	$107.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$16.6	$9.6
Transfer of instrument inventories to fixed assets	$74.7	$69.2
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$0.8	$0.3
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
The information at June 29, 2025, and for the three and six months ended June 29, 2025 and June 30, 2024, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 29, 2024 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2025 and 2024, the Company’s fiscal year will end or has ended on December 28, 2025 (“fiscal year ended 2025”) and December 29, 2024 (“fiscal year ended 2024”), respectively. For fiscal years ended 2025 and 2024, the Company’s second quarter ended on June 29, 2025 and June 30, 2024, respectively. The three and six months ended June 29, 2025 and June 30, 2024 each included 13 and 26 weeks, respectively.
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
Restructuring, Integration and Other Charges
The Company incurs restructuring, integration and other charges in connection with its cost-reduction, strategic productivity and margin improvement initiatives or in connection with acquisitions when it implements plans to restructure and integrate the acquired operations.
•In connection with the cost-reduction, strategic productivity and margin improvement initiatives, the Company typically incurs implementation costs and charges for site closings and other facility rationalization actions, workforce reductions and procurement-related actions; and
•In connection with acquisition and integration activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company).
If the restructuring action results in a change in the estimated useful life of an asset, that incremental impact is classified in Cost of sales, excluding amortization of intangibles, Selling, marketing and administrative and/or Research and development expenses, as appropriate. Employee termination charges are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, most of which may be paid out during periods after termination. Estimating the impact of restructuring plans, including future termination benefits, integration expenses and other exit charges, requires judgment. Actual results could vary from these estimates.
The Company’s business and its functions may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as its corporate enabling functions.
Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the six months ended June 29, 2025 that are expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic weighted-average shares of common stock outstanding	67.7	67.1	67.6	67.0
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	—	—
Diluted weighted-average shares of common stock outstanding	67.7	67.1	67.6	67.0
(1) In the three and six months ended June 29, 2025 and June 30, 2024, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic weighted-average shares of common stock outstanding	67.7	67.1	67.6	67.0
Dilutive potential shares issuable from stock options and RSUs	0.2	0.2	0.3	0.3
Diluted weighted-average shares of common stock outstanding	67.9	67.3	67.9	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 1.8 million and 1.5 million shares of common stock for the three and six months ended June 29, 2025, respectively, and 2.1 million shares of common stock for both the three and six months ended June 30, 2024.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $34.2 million and $32.5 million as of June 29, 2025 and December 29, 2024, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and six months ended June 29, 2025 and June 30, 2024.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $40.2 million and $33.5 million as of June 29, 2025 and December 29, 2024, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $17.1 million and $17.3 million as of June 29, 2025 and December 29, 2024, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 29, 2024 that was recorded in Total revenues during the three and six months ended June 29, 2025 was $12.3 million and $29.1 million, respectively.

Joint Business with Grifols
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $5.0 million and $20.9 million during the three and six months ended June 29, 2025, respectively, and $8.9 million and $17.0 million during the three and six months ended June 30, 2024, respectively. These amounts included the Company’s portion of the pre-tax net profit of $3.1 million and $5.7 million during the three and six months ended June 29, 2025, respectively, and $6.5 million and $11.5 million during the three and six months ended June 30, 2024, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $1.9 million and $15.2 million during the three and six months ended June 29, 2025, respectively, and $2.4 million and $5.5 million during the three and six months ended June 30, 2024, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024 (1)	June 29, 2025	June 30, 2024 (1)
Labs	$369.7	$354.2	$742.7	$711.3
Immunohematology (2)	132.3	126.9	260.8	253.7
Donor Screening (2)	13.3	34.3	26.1	67.5
Point of Care	93.0	117.2	263.9	303.9
Molecular Diagnostics	5.6	4.4	13.2	11.6
Total revenues	$613.9	$637.0	$1,306.7	$1,348.0
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
Concentration of Revenue and Credit Risk
For both the six months ended June 29, 2025 and June 30, 2024, one customer represented 11% of Total revenues. Revenues related to the Company’s respiratory products accounted for 8% and 13% of Total revenues for the three and six months ended June 29, 2025, respectively, and 9% and 14% for the three and six months ended June 30, 2024, respectively.
As of June 29, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net. As of December 29, 2024, customers with a balance due in excess of 10% of Accounts receivable, net totaled $33.7 million.
Note 4. Segment and Geographic Information
In the fourth quarter of 2024, the Company revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact the Company as a whole. Prior periods have been revised to align with the current period presentation. The following table presents the results of operations of the Company’s reportable segments for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended June 29, 2025
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$310.7	$87.3	$83.4	$132.5	$613.9

Less (1):
Cost of sales, excluding amortization of intangibles	110.6	43.9	30.8	70.8	256.1
Selling, marketing and administrative	40.0	23.6	10.8	22.7	97.1
Research and development	0.4	0.7	0.8	0.9	2.8
Other expense, net	—	0.8	(1.1)	0.2	(0.1)
Total segment Adjusted EBITDA	$159.7	$18.3	$42.1	$37.9	258.0
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(151.2)
Depreciation and amortization					(110.3)
Interest expense, net					(40.5)
Restructuring, integration and other charges					(178.9)
Amortization of deferred cloud computing implementation costs					(6.8)
EU medical device regulation transition costs (3)					(0.1)
Other adjustments					0.2
Loss before income taxes					$(229.6)

	Six Months Ended June 29, 2025
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$717.4	$176.2	$158.4	$254.7	$1,306.7

Less (1):
Cost of sales, excluding amortization of intangibles	239.0	91.2	65.0	140.8	536.0
Selling, marketing and administrative	83.6	46.5	21.4	44.7	196.2
Research and development	0.8	1.3	1.7	1.7	5.5
Other expense, net	—	2.4	(1.1)	—	1.3
Total segment Adjusted EBITDA	$394.0	$34.8	$71.4	$67.5	567.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(301.1)
Depreciation and amortization					(217.4)
Interest expense, net					(80.5)
Restructuring, integration and other charges					(195.0)
Amortization of deferred cloud computing implementation costs					(11.1)
EU medical device regulation transition costs (3)					(0.3)
Other adjustments					(0.7)
Loss before income taxes					$(238.4)

	Three Months Ended June 30, 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$350.1	$81.1	$81.6	$124.2	$637.0

Less (1):
Cost of sales, excluding amortization of intangibles	121.4	43.4	35.3	67.6	267.7
Selling, marketing and administrative	43.2	25.7	11.0	23.9	103.8
Research and development	0.4	0.6	1.0	0.6	2.6
Other expense, net	(0.5)	(0.7)	(1.4)	(1.9)	(4.5)
Total segment Adjusted EBITDA	$185.6	$12.1	$35.7	$34.0	267.4
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(177.5)
Depreciation and amortization					(116.1)
Interest expense, net					(41.0)
Restructuring, integration and other charges					(30.9)
Asset impairment charge					(56.9)
Amortization of deferred cloud computing implementation costs					(3.0)
Credit Agreement amendment fees					(4.0)
EU medical device regulation transition costs (3)					(0.5)
Other adjustments					(0.4)
Loss before income taxes					$(162.9)

	Six Months Ended June 30, 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$784.0	$165.9	$157.7	$240.4	$1,348.0

Less (1):
Cost of sales, excluding amortization of intangibles	269.1	87.8	73.8	127.5	558.2
Selling, marketing and administrative	92.3	53.4	21.4	47.8	214.9
Research and development	0.8	1.2	2.1	1.4	5.5
Other expense, net	(0.4)	(0.2)	(1.4)	(1.8)	(3.8)
Total segment Adjusted EBITDA	$422.2	$23.7	$61.8	$65.5	573.2
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(351.3)
Depreciation and amortization					(231.0)
Interest expense, net					(80.0)
Restructuring, integration and other charges					(53.5)
Goodwill impairment charge					(1,743.9)
Asset impairment charge					(56.9)
Amortization of deferred cloud computing implementation costs					(5.9)
Employee compensation charges					(5.6)
Credit Agreement amendment fees					(4.0)
EU medical device regulation transition costs (3)					(1.1)
Other adjustments					(1.8)
Loss before income taxes					$(1,961.8)
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
For the three months ended June 29, 2025, the Company recognized a provision for income taxes of $25.8 million in relation to loss before income taxes of $229.6 million, resulting in a negative effective tax rate of 11.2%. For the three months ended June 30, 2024, the Company recognized an income tax benefit of $15.2 million in relation to loss before income taxes of $162.9 million, resulting in an effective tax rate of 9.3%. For the three months ended June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to Subpart F income and the Base Erosion and Anti-Abuse Tax liability.
For the six months ended June 29, 2025, the Company recognized a provision for income taxes of $29.7 million in relation to loss before income taxes of $238.4 million, resulting in a negative effective tax rate of 12.5%. For the six months ended June 30, 2024, the Company recognized an income tax benefit of $108.1 million in relation to loss before income taxes of $1,961.8 million, resulting in an effective tax rate of 5.5%. For the six months ended June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that are nondeductible for tax purposes.
The balance of unrecognized tax benefits at June 29, 2025, not including interest and penalties, was $184.7 million, of which $17.6 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At June 29, 2025, the Company had approximately $1.7 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, should decrease by $5.1 million.
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
Note 6. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	June 29, 2025	December 29, 2024
Cash and cash equivalents	$151.7	$98.3
Restricted cash included in Other assets	—	0.2
Cash, cash equivalents and restricted cash	$151.7	$98.5

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	June 29, 2025	December 29, 2024
Accounts receivable	$365.0	$382.0
Allowance for contract rebates and discounts	(74.1)	(85.3)
Allowance for doubtful accounts	(15.9)	(14.3)
Total accounts receivable, net	$275.0	$282.4
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	June 29, 2025	December 29, 2024
Raw materials	$205.6	$211.8
Work-in-process (materials, labor and overhead)	103.8	90.6
Finished goods (materials, labor and overhead)	323.0	291.6
Total inventories	$632.4	$594.0

Inventories	$578.7	$533.7
Other assets (1)	53.7	60.3
Total inventories	$632.4	$594.0
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	June 29, 2025	December 29, 2024
Income taxes and other tax receivables	$70.0	$112.1
Prepaid expenses	66.3	73.2
Contract assets	34.2	32.5
Other receivables	17.7	24.3
Derivatives	14.8	15.1
Other (1)	31.0	5.2
Total prepaid expenses and other current assets	$234.0	$262.4
(1) Primarily relates to cloud computing.
Goodwill
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at December 29, 2024	$—	$566.0	$66.6	$16.9	$649.5
Foreign currency translation	—	59.8	1.2	0.6	61.6
Balance at June 29, 2025	$—	$625.8	$67.8	$17.5	$711.1
The gross goodwill balance was $2,533.7 million and $2,472.1 million as of June 29, 2025 and December 29, 2024, respectively. Accumulated goodwill impairment losses were $1,822.6 million as of June 29, 2025 and December 29, 2024.

Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	June 29, 2025	December 29, 2024
Accrued commissions, rebates and returns	$59.5	$67.4
Deferred revenue	40.2	33.5
Operating lease liabilities	30.0	31.1
Accrued other taxes payable	21.1	20.9
Derivatives	16.9	4.0
Accrued interest	14.0	39.0
Professional services	12.9	21.4
Other	83.6	71.4
Total other current liabilities	$278.2	$288.7
Note 7. Borrowings
The components of borrowings were as follows:

(In millions)	June 29, 2025	December 29, 2024
Term Loan	$2,213.9	$2,282.7
Revolving Credit Facility	390.0	198.0
Financing lease obligation	4.8	7.9
Other short-term borrowings	1.9	—
Unamortized deferred financing costs	(4.3)	(5.5)
Total borrowings	2,606.3	2,483.1
Less: current portion	(534.2)	(341.8)
Long-term borrowings	$2,072.1	$2,141.3
The Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $12.7 million and $390.0 million borrowings outstanding, was $397.3 million as of June 29, 2025. During the six months ended June 29, 2025, the Company (i) made $68.8 million in payments on the Term Loan and (ii) borrowed $250.0 million and made $58.0 million in payments on the Revolving Credit Facility.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Company was in compliance with the financial covenants as of June 29, 2025.
The following table provides the detailed amounts within Interest expense, net for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Term Loan	$36.6	$44.4	$73.6	$88.9
Revolving Credit Facility	6.3	3.4	11.6	5.2
Amortization of deferred financing costs	0.7	0.8	1.5	1.6
Derivative instruments and other	(2.5)	(7.1)	(5.0)	(14.3)
Interest income	(0.6)	(0.5)	(1.2)	(1.4)
Interest expense, net	$40.5	$41.0	$80.5	$80.0

Note 8. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of sales, excluding amortization of intangibles	$1.4	$1.5	$2.8	$2.7
Selling, marketing and administrative	7.9	6.7	16.1	11.8
Research and development	0.8	0.9	1.6	1.9
Restructuring, integration and other charges	2.7	2.1	3.4	3.9
Total stock-based compensation expense	$12.8	$11.2	$23.9	$20.3
The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three and six months ended June 29, 2025 and June 30, 2024 were not material.
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
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	June 29, 2025				December 29, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$28.1	$—	$28.1	$—	$36.6	$—	$36.6
Liabilities:
Derivative liabilities	$—	$85.5	$—	$85.5	$—	$5.4	$—	$5.4
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 29, 2025 and fiscal year ended 2024.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loan was $2,208.4 million at June 29, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,213.9 million. The estimated fair value of the Company’s borrowings under the Term Loan was $2,254.2 million at December 29, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,282.7 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $1.0 million as of June 29, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.

The following table summarizes the Company’s interest rate derivative agreements as of June 29, 2025, all of which were interest rate swaps:

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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss expected to be reclassified from OCI to earnings in the next 12 months is less than $0.1 million.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of June 29, 2025:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$461.3	Cash Flow Hedge
Foreign currency forward contracts	$889.1	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three and six months ended June 29, 2025 and June 30, 2024:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Income	Amount of (Gain) Loss Reclassified from AOCI into Income
Three Months Ended June 29, 2025
Foreign currency forward contracts (sales)	$3.5	Total revenues	$(1.2)
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$2.9	Interest expense, net	$(2.5)

Six Months Ended June 29, 2025
Foreign currency forward contracts (sales)	$6.1	Total revenues	$(2.3)
Foreign currency forward contracts (purchases)	$0.2	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$16.4	Interest expense, net	$(5.1)

Three Months Ended June 30, 2024
Foreign currency forward contracts (sales)	$(3.2)	Total revenues	$0.7
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$(10.8)	Interest expense, net	$(7.0)

Six Months Ended June 30, 2024
Foreign currency forward contracts (sales)	$(6.0)	Total revenues	$2.1
Foreign currency forward contracts (purchases)	$0.8	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$(45.8)	Interest expense, net	$(14.2)
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

The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax Loss (Gain) Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended June 29, 2025
Foreign exchange contracts	$34.6	$(3.0)

Six Months Ended June 29, 2025
Foreign exchange contracts	$46.9	$(6.1)

Three Months Ended June 30, 2024
Foreign exchange contracts	$(7.3)	$(2.9)

Six Months Ended June 30, 2024
Foreign exchange contracts	$(18.3)	$(4.9)
Fair value gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $1.8 million and $0.6 million for the three and six months ended June 29, 2025, respectively. Fair value gains on foreign currency forward contracts that do not qualify for hedge accounting treatment were $5.7 million for both the three and six months ended June 30, 2024.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024:

(In millions)	June 29, 2025	December 29, 2024
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$0.9	$1.3
Other assets	—	12.4
Other liabilities	9.1	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	8.9	11.0
Other assets	13.3	9.1
Other current liabilities	9.9	3.3
Other liabilities	59.5	1.4

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	5.0	2.8
Other current liabilities	7.0	0.7

Note 12. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component:

	Three Months Ended June 29, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at March 30, 2025	$(25.0)	$1.5	$(0.3)	$(23.8)
Current period deferrals (1)	52.9	—	(6.3)	46.6
Amounts reclassified to Net loss	(3.0)	—	(3.6)	(6.6)
Net change	49.9	—	(9.9)	40.0
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2

	Six Months Ended June 29, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	88.3	—	(22.5)	65.8
Amounts reclassified to Net loss	(6.1)	—	(7.3)	(13.4)
Net change	82.2	—	(29.8)	52.4
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2

	Three Months Ended June 30, 2024
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2024	$(39.7)	$(1.3)	$14.8	$(26.2)
Current period deferrals (2)	(2.4)	—	13.1	10.7
Amounts reclassified to Net loss	(2.9)	—	(6.2)	(9.1)
Net change	(5.3)	—	6.9	1.6
Balance at June 30, 2024	$(45.0)	$(1.3)	$21.7	$(24.6)

	Six Months Ended June 30, 2024
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(18.9)	$(1.3)	$(9.8)	$(30.0)
Current period deferrals (2)	(21.2)	—	43.6	22.4
Amounts reclassified to Net loss	(4.9)	—	(12.1)	(17.0)
Net change	(26.1)	—	31.5	5.4
Balance at June 30, 2024	$(45.0)	$(1.3)	$21.7	$(24.6)
(1) Includes tax impact of (i) $0.2 million related to cash flow hedges for the six months ended June 29, 2025, and $0.7 million related to foreign currency translation adjustments for both the three and six months ended June 29, 2025.
(2) Includes tax impact of (i) $0.9 million and $7.4 million related to cash flow hedges for the three and six months ended June 30, 2024, respectively, and (ii) $0.9 million and $2.9 million related to foreign currency translation adjustments for the three and six months ended June 30, 2024, respectively.
Note 13. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the three and six months ended June 29, 2025, in connection with the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization

Plan and (ii) discontinuation of the development of the Savanna platform (the “Savanna Exit”). The cumulative pretax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100 million through 2027. The Savanna Exit is expected to be substantially complete by the first half of 2027. There were no restructuring or other charges recorded in the three and six months ended June 30, 2024.
Integration expenses include costs incurred in connection with the Combinations, which are expected to be substantially complete by the end of 2025. The integration expenses amounted to $30.9 million and $53.5 million for the three and six months ended June 30, 2024, respectively.
The following summarizes Restructuring, integration and other charges:

	Three Months Ended	Six Months Ended
(In millions)	June 29, 2025	June 29, 2025
Restructuring charges:
Employee terminations	$6.3	$6.3
Asset impairments/write off	0.3	0.3
Provision for restructuring(1)(2)	6.6	6.6
Savanna exit charges:
Employee terminations	1.0	1.0
Asset impairments/write off	148.6	148.6
Savanna exit charges(2)	149.6	149.6
Implementation costs(2)(3)	0.1	0.1
Accelerated depreciation	1.0	1.0
Integration expenses(2)	22.6	38.7
Total charges	$179.9	$196.0

Cost of sales, excluding amortization of intangibles	$1.0	$1.0
Restructuring, integration and other charges	178.9	195.0
Total charges	$179.9	$196.0
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 29, 2024	$—	$—	$—
Provision for restructuring	6.3	0.3	6.6
Utilization and other	—	(0.3)	(0.3)
Balance at June 29, 2025 (1)	$6.3	$—	$6.3
(1) Included in Other liabilities.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial, integration and other strategic goals, our cost-savings and operational improvement initiatives, industry prospects, our expected results of operations or financial position, and other future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results or outcomes to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations or other acquisitions; failure to exercise the option to acquire or complete the proposed acquisition of LEX Diagnostics on the anticipated timeline, or at all, including risks and uncertainties related to LEX Diagnostics’ ability to secure FDA clearance and satisfy other customary closing conditions and provisions; inability to realize the anticipated benefits of acquisitions, discontinuances of certain business operations (such as the Savanna Exit) or the Optimization Plan on our anticipated timelines, or at all; delays in the development of or failures or delays in the receipt of approvals for new or enhanced products; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies and global trade relations, as well as those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $59.8 million and $51.0 million for the six months ended June 29, 2025 and June 30, 2024, respectively.

For the six months ended June 29, 2025, Total revenues decreased by 3% to $1,306.7 million as compared to the same period in the prior year. This decrease was primarily driven by variability of our U.S. respiratory products, mainly due to a decrease in COVID-19 revenues, partially offset by an increase in flu revenues. Currency exchange rates had an unfavorable impact of 70 basis points on our growth rate. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the six months ended June 29, 2025 and June 30, 2024, revenues related to our respiratory products accounted for 13% and 14% of our Total revenues, respectively. The respiratory product revenue included $32.9 million and $69.1 million revenue related to COVID-19 for the six months ended June 29, 2025 and June 30, 2024, respectively.
Planned Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we plan to wind-down only the ORTHO VERSEIA® Integrated Processor platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While our goal is to wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding down of the U.S. donor screening portfolio, as compared to the prior year periods, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Item 1, “Financial Statements—Note 3. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by the first half of 2026.
Restructuring and Other Charges
In the second quarter of 2025, we launched multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives (the “Optimization Plan”) that aim to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pretax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
•Rationalization and consolidation of facilities to reduce operational costs, improve processes, and optimize resource allocation.
•A structured approach to procurement to drive identified sourcing cost savings.
•A distribution rationalization plan, mainly in EMEA, to streamline a complex corporate structure to reduce costs and improve efficiency.
We continue to monitor our operations for cost-reduction, strategic productivity and margin improvement opportunities to streamline our operations globally and identify additional cost savings. We may expand our cost-reduction, strategic productivity and margin improvement initiatives in the future, the costs of which could be material.
Additionally, in the second quarter of 2025, we announced a strategic refocusing of our Molecular Diagnostics business, including our plan to discontinue the development of the Savanna platform, which exit we expect to be substantially complete by the first half of 2027, and our intent to acquire LEX Diagnostics.
Refer to Item 1, “Financial Statements—Note 13. Restructuring, Integration and Other Charges” for further details regarding these actions.
Recent Macroeconomic Trends and Challenges
In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from U.K., Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.

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
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Labs	$369.7	$354.2	4%	$742.7	$711.3	4%
Immunohematology (1)	132.3	126.9	4%	260.8	253.7	3%
Donor Screening (1)	13.3	34.3	(61)%	26.1	67.5	(61)%
Point of Care	93.0	117.2	(21)%	263.9	303.9	(13)%
Molecular Diagnostics	5.6	4.4	27%	13.2	11.6	14%
Total revenues	$613.9	$637.0	(4)%	$1,306.7	$1,348.0	(3)%
(1) For presentation purposes, as a result of the wind-down of the U.S. donor screening portfolio, the previously reported Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening. Prior periods have been revised to align with the current period presentation.
For the three months ended June 29, 2025, Total revenues decreased to $613.9 million from $637.0 million for the same period in the prior year. Labs revenue increased 4% compared to the prior year period, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 4% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 61% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 21% compared to the prior year period, primarily due to decreases in sales of QuickVue and Sofia SARS Antigen assays. Molecular Diagnostics revenue increased slightly compared to the prior year period. Currency exchange rates did not significantly impact our growth rate for the three months ended June 29, 2025.
For the six months ended June 29, 2025, Total revenues decreased to $1,306.7 million from $1,348.0 million for the same period in the prior year. Labs revenue increased 4% compared to the prior year period, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 3%

compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 61% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. The Point of Care business unit contributed to revenue decline, driven by a decrease of $29.8 million, or 16% in sales of QuickVue SARS and Sofia SARS Antigen assays. Molecular Diagnostics revenue increased 14% compared to the prior year period, driven by higher Savanna revenue. Currency exchange rates had an unfavorable impact of 70 basis points on our growth rate for the six months ended June 29, 2025.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $339.0 million, or 55.2% of Total revenues, for the three months ended June 29, 2025, compared to $361.0 million, or 56.7% of Total revenues, for the three months ended June 30, 2024. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Cost of sales, excluding amortization of intangible assets, decreased to $688.5 million, or 52.7% of Total revenues, for the six months ended June 29, 2025, compared to $739.9 million, or 54.9% of Total revenues, for the six months ended June 30, 2024. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Operating Expenses
The following table summarizes operating expenses for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 29, 2025	% of Total Revenues	June 30, 2024	% of Total Revenues	June 29, 2025	% of Total Revenues	June 30, 2024	% of Total Revenues
Selling, marketing and administrative	$178.0	29.0%	$188.2	29.5%	$365.0	27.9%	$392.9	29.1%
Research and development	45.7	7.4%	56.3	8.8%	98.9	7.6%	115.5	8.6%
Amortization of intangible assets	47.9	7.8%	51.9	8.1%	95.9	7.3%	103.6	7.7%
Restructuring, integration and other charges	178.9	29.1%	30.9	4.9%	195.0	14.9%	53.5	4.0%
Goodwill impairment charge	—	N/M	—	N/M	—	N/M	1,743.9	N/M
Asset impairment charge	—	N/M	56.9	N/M	—	N/M	56.9	N/M
Other operating expenses	5.1	0.8%	9.3	1.5%	11.5	0.9%	17.3	1.3%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended June 29, 2025 decreased by $10.2 million, or 5.4%, to $178.0 million from $188.2 million for the same period in the prior year, primarily due to lower compensation costs related to cost-savings initiatives actioned in 2024 and lower outside services.
Selling, marketing and administrative expenses for the six months ended June 29, 2025 decreased by $27.9 million, or 7.1%, to $365.0 million from $392.9 million for the same period in the prior year, primarily due to lower compensation costs related to cost-savings initiatives actioned in 2024 and lower outside services.
Research and Development Expense
Research and development expense for the three months ended June 29, 2025 decreased by $10.6 million, or 18.8%, to $45.7 million from $56.3 million for the same period in the prior year, primarily due to cost-savings initiatives actioned in 2024.
Research and development expense for the six months ended June 29, 2025 decreased by $16.6 million, or 14.4%, to $98.9 million from $115.5 million for the same period in the prior year, primarily due to lower clinical supplies and compensation costs related to cost-savings initiatives actioned in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $47.9 million and $95.9 million for the three and six months ended June 29, 2025, respectively, and $51.9 million and $103.6 million for the three and six months ended June 30, 2024, respectively.

Restructuring, integration and other charges
Restructuring, integration and other charges were $178.9 million and $195.0 million for the three and six months ended June 29, 2025, respectively, and $30.9 million and $53.5 million for the three and six months ended June 30, 2024, respectively. The increases were primarily driven by restructuring and other charges related to the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization Plan and (ii) the Savanna Exit, partially offset by a decrease in integration-related charges. Refer to Item 1, “Financial Statements—Note 13. Restructuring, Integration and Other Charges” for more information.
Goodwill Impairment Charge
We recognized a non-cash goodwill impairment charge of $1.7 billion for the six months ended June 30, 2024.
Asset Impairment Charge
We recognized an impairment charge of $56.9 million related to the long-lived assets classified as assets held for sale for each of the three and six months ended June 30, 2024.
Other Operating Expenses
Other operating expenses were $5.1 million and $11.5 million for the three and six months ended June 29, 2025, respectively, and $9.3 million and $17.3 million for the three and six months ended June 30, 2024, respectively. Other operating expenses were primarily related to the profit share expense for our Joint Business.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $40.5 million and $80.5 million for the three and six months ended June 29, 2025, respectively, and $41.0 million and $80.0 million for the three and six months ended June 30, 2024, respectively. Refer to Item 1, “Financial Statements—Note 7. Borrowings” for more information.
Other Expense, Net
Other expense, net was $8.4 million and $9.8 million for the three and six months ended June 29, 2025, respectively, and $4.4 million and $6.3 million for the three and six months ended June 30, 2024, respectively. The increases from the prior year periods were primarily related to net foreign currency losses, partially offset by Credit Agreement amendment fees in the prior year periods.
Income Taxes
For the three months ended June 29, 2025, we recognized a provision for income taxes of $25.8 million in relation to loss before income taxes of $229.6 million, resulting in a negative effective tax rate of 11.2%. For the three months ended June 30, 2024, we recognized an income tax benefit of $15.2 million in relation to loss before income taxes of $162.9 million, resulting in an effective tax rate of 9.3%. For the three months ended June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not benefited due to the establishment of valuation allowances. For the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to Subpart F income and the Base Erosion and Anti-Abuse Tax liability.
For the six months ended June 29, 2025, we recognized a provision for income taxes of $29.7 million in relation to loss before income taxes of $238.4 million, resulting in a negative effective tax rate of 12.5%. For the six months ended June 30, 2024, we recognized an income tax benefit of $108.1 million in relation to loss before income taxes of $1,961.8 million, resulting in an effective tax rate of 5.5%. For the six months ended June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the impacts on our Consolidated Financial Statements.

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
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Total revenues	$310.7	$350.1	(11)%	$717.4	$784.0	(8)%
Adjusted EBITDA	$159.7	$185.6	(14)%	$394.0	$422.2	(7)%
Total revenues were $310.7 million for the three months ended June 29, 2025, compared to $350.1 million for the three months ended June 30, 2024. The decrease was primarily driven by the wind-down of the U.S. donor screening business and decreases in sales of QuickVue and Sofia SARS Antigen assays, partially offset by an increase in Labs revenues.
Total revenues were $717.4 million for the six months ended June 29, 2025, compared to $784.0 million for the six months ended June 30, 2024. The decrease was primarily driven by the wind-down of the U.S. donor screening business and decreases in sales of QuickVue and Sofia SARS Antigen assays, partially offset by an increase in Labs revenues.
Adjusted EBITDA was $159.7 million for the three months ended June 29, 2025, compared to $185.6 million for the three months ended June 30, 2024. The decrease was primarily driven by decreases in revenue due to the wind-down of the U.S. donor screening business and decreases in sales of QuickVue and Sofia SARS Antigen assays, partially offset by lower operating expenses due to cost-savings initiatives and an increase in Labs revenues.
Adjusted EBITDA was $394.0 million for the six months ended June 29, 2025, compared to $422.2 million for the six months ended June 30, 2024. The decrease was primarily driven by decreases in revenue due to the wind-down of the U.S. donor screening business and decreases in sales of QuickVue and Sofia SARS Antigen assays, partially offset by lower operating expenses due to cost-savings initiatives and an increase in Labs revenues.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Total revenues	$87.3	$81.1	8%	$176.2	$165.9	6%
Adjusted EBITDA	$18.3	$12.1	51%	$34.8	$23.7	47%
Total revenues were $87.3 million for the three months ended June 29, 2025, compared to $81.1 million for the three months ended June 30, 2024, primarily driven by increases in revenues across all business units.
Total revenues were $176.2 million for the six months ended June 29, 2025, compared to $165.9 million for the six months ended June 30, 2024, primarily driven by increases in Immunohematology and Point of Care revenues.

Adjusted EBITDA was $18.3 million for the three months ended June 29, 2025, compared to $12.1 million for the three months ended June 30, 2024. The increase was primarily driven by increases in revenues, lower distribution costs and other operating expenses due to cost-savings initiatives.
Adjusted EBITDA was $34.8 million for the six months ended June 29, 2025, compared to $23.7 million for the six months ended June 30, 2024, primarily driven by increases in revenues, lower distribution costs and other operating expenses due to cost-savings initiatives.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Total revenues	$83.4	$81.6	2%	$158.4	$157.7	—%
Adjusted EBITDA	$42.1	$35.7	18%	$71.4	$61.8	16%
Total revenues were $83.4 million for the three months ended June 29, 2025, compared to $81.6 million for the three months ended June 30, 2024, driven by an increase of 9% in Labs revenues, partially offset by decreases in revenues of other business units.
Total revenues were $158.4 million for the six months ended June 29, 2025, compared to $157.7 million for the six months ended June 30, 2024, driven by an increase of 5% in Labs revenues, partially offset by a decrease in Point of Care revenues.
Adjusted EBITDA was $42.1 million for the three months ended June 29, 2025, compared to $35.7 million for the three months ended June 30, 2024. The increase was primarily driven by the impact from changes in product mix and higher Labs revenues.
Adjusted EBITDA was $71.4 million for the six months ended June 29, 2025, compared to $61.8 million for the six months ended June 30, 2024. The increase was primarily driven by the impact from changes in product mix and higher Labs revenues.
Other
Total revenues and Adjusted EBITDA for Other were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Total revenues	$132.5	$124.2	7%	$254.7	$240.4	6%
Adjusted EBITDA	$37.9	$34.0	11%	$67.5	$65.5	3%
Total revenues were $132.5 million for the three months ended June 29, 2025, compared to $124.2 million for the three months ended June 30, 2024, primarily driven by increases in Labs and Immunohematology revenues.
Total revenues were $254.7 million for the six months ended June 29, 2025, compared to $240.4 million for the six months ended June 30, 2024, primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $37.9 million for the three months ended June 29, 2025, compared to $34.0 million for the three months ended June 30, 2024. The increase was primarily driven by increases in Labs and Immunohematology revenues and lower operating expenses, partially offset by the impact from changes in product mix.
Adjusted EBITDA was $67.5 million for the six months ended June 29, 2025, compared to $65.5 million for the six months ended June 30, 2024, primarily driven by an increase in Labs revenues, partially offset by the impact from changes in product mix.
Liquidity and Capital Resources
As of June 29, 2025 and December 29, 2024, our principal sources of liquidity consisted of the following:

(In millions)	June 29, 2025	December 29, 2024
Cash and cash equivalents	$151.7	$98.3
Amount available to borrow under the Revolving Credit Facility	$397.3	$589.0
Working capital including cash and cash equivalents	$139.4	$220.1

As of June 29, 2025, we had $151.7 million in Cash and cash equivalents, a $53.4 million increase from December 29, 2024. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of a $2,750.0 million Term Loan and an $800.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $12.7 million and $390.0 million borrowings outstanding, was $397.3 million as of June 29, 2025.
On April 25, 2024, we entered into Amendment No. 2 to the Credit Agreement, by and among us, the lenders party thereto, and Bank of America, N.A., as administrative agent. The amendment sets a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for the applicable measurement period as of the last day of each fiscal quarter of (a) 4.50 to 1.00 on or prior to June 30, 2023, (b) 4.00 to 1.00 after June 30, 2023 and on or prior to June 30, 2024, (c) 4.25 to 1.00 after June 30, 2024 and on or prior to December 31, 2024, (d) 4.00 to 1.00 after December 31, 2024 and on or prior to June 30, 2025 and (e) 3.75 to 1.00 each fiscal quarter after June 30, 2025. The Credit Agreement contains a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of June 29, 2025.
Capital Expenditures
Capital expenditures, including investments, were $87.2 million for the six months ended June 29, 2025. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Six Months Ended
(In millions)	June 29, 2025	June 30, 2024
Net cash provided by (used for) operating activities	$18.8	$(98.6)
Net cash used for investing activities	(89.2)	(55.5)
Net cash provided by financing activities	120.9	144.0
Effect of exchange rates on cash	2.7	(1.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$53.2	$(12.0)
Six Months Ended June 29, 2025
Cash provided by operating activities was $18.8 million for the six months ended June 29, 2025 and reflected a net loss of $268.1 million and non-cash adjustments of $407.0 million, primarily associated with depreciation and amortization, asset write off related to restructuring, integration and other charges, and stock-based compensation expense, partially offset by $102.6 million in cash outflows for inventories.
Cash used for investing activities of $89.2 million for the six months ended June 29, 2025 was primarily related to purchases of property, plant, equipment, investments and intangibles.
Cash provided by financing activities was $120.9 million for the six months ended June 29, 2025 and was primarily related to net proceeds from the Revolving Credit Facility of $192.0 million, partially offset by payments on long-term borrowings of $72.0 million.
Six Months Ended June 30, 2024
Cash used for operating activities was $98.6 million for the six months ended June 30, 2024 and reflected a net loss of $1,853.7 million and non-cash adjustments of $1,971.1 million, primarily associated with a goodwill impairment charge and change in deferred tax assets and liabilities as well as depreciation and amortization, asset impairment charge and stock-based compensation expense. We benefited from collections on accounts receivables, which contributed cash inflows of $24.2 million, offset by other changes in working capital, including $95.2 million cash outflows for inventories.
Cash used for investing activities was $55.5 million for the six months ended June 30, 2024 and was primarily related to $101.4 million in purchases of property, plant, equipment, investments and intangibles. We also sold $63.1 million of marketable securities.

Cash provided by financing activities was $144.0 million for the six months ended June 30, 2024 and was primarily related to net proceeds from the Revolving Credit Facility of $253.0 million, partially offset by payments on long-term borrowings of $103.7 million.
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

Recent Accounting Pronouncements
There have been no accounting pronouncements issued or adopted during the six months ended June 29, 2025 that are expected to have a material impact on the Company’s financial statements.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 29, 2025.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 29, 2025 due to the material weaknesses in our internal control over financial reporting that was previously reported in the Company’s Annual Report.
Notwithstanding the material weakness, we have concluded that the Company’s unaudited Consolidated Financial Statements included in this report are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Ongoing remediation efforts to address the previously identified material weaknesses: With respect to the material weaknesses in our internal control over financial reporting that was previously reported in the Company’s Annual Report, management, under the oversight of the Audit Committee, is in the process of designing appropriate controls to address these material weaknesses. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company is monitoring the effectiveness of its remediation plan and refining its remediation plan as appropriate.
Implementation of ERP systems: In June 2025, we began migrating certain of our financial processing systems to a new instance of SAP. These system implementations are part of our ongoing global integration efforts. We plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. These system implementations resulted in changes that materially affected our internal control over financial reporting but did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In connection with our system integration efforts and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Changes in internal control over financial reporting: Except with respect to the continued implementation of ERP systems, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution.

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

ITEM 6.    Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 13, 2022)
3.3	Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed on February 23, 2023)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 5, 2022)
10.1(1)	QuidelOrtho Corporation Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2025)
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 29, 2024
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
ERP	Enterprise resource planning
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
Joint Business	Ongoing collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income (loss)
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended June 29, 2025
Quidel	Quidel Corporation
R&D	Research and development
Revolving Credit Facility	$800.0 million revolving credit facility under the Credit Agreement
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loan	$2,750.0 million senior secured term loan facility under the Credit Agreement
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2025	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)