Form 10-Q
period 2025-09-28
QuidelOrtho Corp
filed 2025-11-06
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 29, 2025, 67,931,540 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$98.1	$98.3
Accounts receivable, net	386.5	282.4
Inventories	613.8	533.7
Prepaid expenses and other current assets	235.9	262.4
Assets held for sale	32.4	42.1
Total current assets	1,366.7	1,218.9
Property, plant and equipment, less accumulated depreciation and amortization of $878.9 and $726.2 at September 28, 2025 and December 29, 2024, respectively	1,323.3	1,380.2
Right-of-use assets	157.0	168.7
Goodwill	—	649.5
Intangible assets, less accumulated amortization of $863.7 and $718.1 at September 28, 2025 and December 29, 2024, respectively	2,608.0	2,735.6
Other assets	220.1	270.7
Total assets	$5,675.1	$6,423.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213.7	$246.0
Accrued payroll and related expenses	104.3	116.9
Income tax payable	0.9	5.4
Current portion of borrowings	162.5	341.8
Other current liabilities	286.5	288.7
Total current liabilities	767.9	998.8
Operating lease liabilities	155.5	167.2
Long-term borrowings	2,496.5	2,141.3
Deferred tax liabilities	80.1	76.5
Other liabilities	138.7	55.3
Total liabilities	3,638.7	3,439.1
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at September 28, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 67.9 and 67.3 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively	0.1	0.1
Additional paid-in capital	2,921.3	2,884.8
Accumulated other comprehensive loss	(19.7)	(36.2)
Retained earnings	(865.3)	135.8
Total stockholders’ equity	2,036.4	2,984.5
Total liabilities and stockholders’ equity	$5,675.1	$6,423.6
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total revenues	$699.9	$727.1	$2,006.6	$2,075.1
Cost of sales, excluding amortization of intangibles	364.3	374.8	1,052.8	1,114.7
Selling, marketing and administrative	186.9	186.4	551.9	579.3
Research and development	41.5	55.9	140.4	171.4
Amortization of intangible assets	47.7	51.9	143.6	155.5
Restructuring, integration and other charges	39.6	36.8	234.6	90.3
Goodwill impairment charge	700.7	—	700.7	1,743.9
Asset impairment charge	9.7	—	9.7	56.9
Other operating expenses	14.3	6.3	25.8	23.6
Operating (loss) income	(704.8)	15.0	(852.9)	(1,860.5)
Interest expense, net	46.1	42.9	126.6	122.9
Loss on extinguishment of debt	5.1	—	5.1	—
Other expense, net	0.9	0.9	10.7	7.2
Loss before income taxes	(756.9)	(28.8)	(995.3)	(1,990.6)
(Benefit from) provision for income taxes	(23.9)	(8.9)	5.8	(117.0)
Net loss	$(733.0)	$(19.9)	$(1,001.1)	$(1,873.6)
Basic loss per share	$(10.78)	$(0.30)	$(14.79)	$(27.92)
Diluted loss per share	$(10.78)	$(0.30)	$(14.79)	$(27.92)
Weighted-average shares outstanding - basic	68.0	67.3	67.7	67.1
Weighted-average shares outstanding - diluted	68.0	67.3	67.7	67.1

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net loss	$(733.0)	$(19.9)	$(1,001.1)	$(1,873.6)
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(23.9)	61.6	58.3	35.5
Changes in unrealized (losses) gains from cash flow hedges, net of tax:
Net unrealized (losses) gains on derivative instruments	(9.1)	(33.7)	(31.6)	9.9
Reclassification of net realized gains on derivative instruments included in net income	(2.9)	(6.8)	(10.2)	(18.9)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(12.0)	(40.5)	(41.8)	(9.0)
Comprehensive (loss) income	$(768.9)	$1.2	$(984.6)	$(1,847.1)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	0.1	2,897.8	(23.8)	123.1	2,997.2
Issuance of common stock under equity compensation plans	0.3	—	0.9	—	—	0.9
Stock-based compensation expense	—	—	12.7	—	—	12.7
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.7)	—	—	(2.7)
Other comprehensive income, net of tax	—	—	—	40.0	—	40.0
Net loss	—	—	—	—	(255.4)	(255.4)
Balance at June 29, 2025	67.7	0.1	2,908.7	16.2	(132.3)	2,792.7
Issuance of common stock under equity compensation plans	0.2	—	2.9	—	—	2.9
Stock-based compensation expense	—	—	10.6	—	—	10.6
Tax withholdings related to vesting of stock-based awards	—	—	(0.9)	—	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	(35.9)	—	(35.9)
Net loss	—	—	—	—	(733.0)	(733.0)
Balance at September 28, 2025	67.9	$0.1	$2,921.3	$(19.7)	$(865.3)	$2,036.4

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.2	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(5.8)	—	—	(5.8)
Other comprehensive income, net of tax	—	—	—	3.8	—	3.8
Net loss	—	—	—	—	(1,706.0)	(1,706.0)
Balance at March 31, 2024	66.8	0.1	2,852.0	(26.2)	481.8	3,307.7
Issuance of common stock under equity compensation plans	0.4	—	4.1	—	—	4.1
Stock-based compensation expense	—	—	10.3	—	—	10.3
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.5)	—	—	(2.5)
Other comprehensive income, net of tax	—	—	—	1.6	—	1.6
Net loss	—	—	—	—	(147.7)	(147.7)
Balance at June 30, 2024	67.1	0.1	2,863.9	(24.6)	334.1	3,173.5
Issuance of common stock under equity compensation plans	0.1	—	0.4	—	—	0.4
Stock-based compensation expense	—	—	12.0	—	—	12.0
Tax withholdings related to vesting of stock-based awards	—	—	(0.4)	—	—	(0.4)
Other comprehensive income, net of tax	—	—	—	21.1	—	21.1
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at September 29, 2024	67.2	$0.1	$2,875.9	$(3.5)	$314.2	$3,186.7

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 28, 2025	September 29, 2024
OPERATING ACTIVITIES
Net loss	$(1,001.1)	$(1,873.6)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	329.5	344.1
Goodwill impairment charge	700.7	1,743.9
Asset impairment charge	9.7	56.9
Stock-based compensation expense	35.1	32.5
Change in deferred tax assets and liabilities	(1.5)	(72.6)
Loss on extinguishment of debt	5.1	—
Asset write off related to restructuring, integration and other charges	152.2	—
Other non-cash, net	(1.5)	(5.0)
Changes in assets and liabilities:
Accounts receivable	(88.7)	7.6
Inventories	(141.7)	(110.9)
Prepaid expenses and other current and non-current assets	(16.1)	(23.5)
Accounts payable	(15.9)	(16.9)
Accrued payroll and related expenses	(14.9)	27.7
Income taxes payable	31.2	(80.5)
Other current and non-current liabilities	(8.8)	(10.4)
Net cash (used for) provided by operating activities	(26.7)	19.3
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(142.9)	(147.9)
Proceeds from government assistance allocated to fixed assets	6.5	—
Purchases of marketable securities	—	(7.2)
Proceeds from sale of marketable securities	—	63.1
Loan to LEX Diagnostics	(6.7)	(20.0)
Net cash used for investing activities	(143.1)	(112.0)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	6.0	5.0
Short-term borrowings, net	5.3	(1.6)
Revolving credit facility, net	(98.0)	230.0
Proceeds from long-term borrowings, net of discount and debt issuance costs	2,546.2	—
Payments on long-term borrowings	(2,287.6)	(107.0)
Payments of tax withholdings related to vesting of stock-based awards	(5.0)	(8.7)
Net cash provided by financing activities	166.9	117.7
Effect of exchange rates on cash	2.5	(0.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(0.4)	24.5
Cash, cash equivalents and restricted cash at beginning of period	98.5	119.5
Cash, cash equivalents and restricted cash at end of period	$98.1	$144.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$4.4	$16.1
Transfer of instrument inventories to fixed assets	$118.5	$99.4
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$0.8	$0.3
Initial recognition of finance lease right-of-use asset and liability	$—	$12.5
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
The information at September 28, 2025, and for the three and nine months ended September 28, 2025 and September 29, 2024, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 29, 2024 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2025 and 2024, the Company’s fiscal year will end or has ended on December 28, 2025 (“fiscal year ended 2025”) and December 29, 2024 (“fiscal year ended 2024”), respectively. For fiscal years ended 2025 and 2024, the Company’s third quarter ended on September 28, 2025 and September 29, 2024, respectively. The three and nine months ended September 28, 2025 and September 29, 2024 each included 13 and 39 weeks, respectively.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Not Yet Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing forecasts for estimating expected credit losses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and does not expect this ASU to have a material impact on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Under the guidance, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and does not expect this ASU to have a material impact on its Consolidated Financial Statements.
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic weighted-average shares of common stock outstanding	68.0	67.3	67.7	67.1
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	—	—
Diluted weighted-average shares of common stock outstanding	68.0	67.3	67.7	67.1
(1) In the three and nine months ended September 28, 2025 and September 29, 2024, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic weighted-average shares of common stock outstanding	68.0	67.3	67.7	67.1
Dilutive potential shares issuable from stock options and RSUs	0.1	0.2	0.3	0.3
Diluted weighted-average shares of common stock outstanding	68.1	67.5	68.0	67.4
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 2.1 million and 1.6 million shares of common stock for the three and nine months ended September 28, 2025, respectively, and 1.9 million and 2.0 million shares of common stock for the three and nine months ended September 29, 2024, respectively.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $35.5 million and $32.5 million as of September 28, 2025 and December 29, 2024, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and nine months ended September 28, 2025 and September 29, 2024.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $34.1 million and $33.5 million as of September 28, 2025 and December 29, 2024, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $16.9 million and $17.3 million as of September 28, 2025 and December 29, 2024, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 29, 2024 that was recorded in Total revenues during the nine months ended September 28, 2025 was $29.1 million.
Joint Business with Grifols
The Company has an ongoing Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $4.7 million and $25.6 million during the three and nine months ended September 28, 2025, respectively, and $7.3 million and $24.3 million during the three and nine months ended September 29, 2024, respectively. These amounts included the Company’s portion of the pre-tax net profit of $2.6 million and $8.3 million during the three and nine months ended September 28, 2025, respectively, and $5.3 million and $16.8 million during the three and nine months ended September 29, 2024, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $2.1 million and $17.3 million during the three and nine months ended September 28, 2025, respectively, and $2.0 million and $7.5 million during the three and nine months ended September 29, 2024, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024 (1)	September 28, 2025	September 29, 2024 (1)
Labs	$373.8	$356.0	$1,116.5	$1,067.3
Immunohematology (2)	142.0	131.9	402.8	385.6
Donor Screening (2)	14.7	27.9	40.8	95.4
Point of Care	164.6	205.7	428.5	509.6
Molecular Diagnostics	4.8	5.6	18.0	17.2
Total revenues	$699.9	$727.1	$2,006.6	$2,075.1
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.

Concentration of Revenue and Credit Risk
For both the nine months ended September 28, 2025 and September 29, 2024, one customer represented 11% of Total revenues. Revenues related to the Company’s respiratory products accounted for 16% and 14% of Total revenues for the three and nine months ended September 28, 2025, respectively, and 23% and 17% for the three and nine months ended September 29, 2024, respectively.
As of September 28, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net. As of December 29, 2024, customers with a balance due in excess of 10% of Accounts receivable, net totaled $33.7 million.
Note 4. Segment and Geographic Information
In the fourth quarter of 2024, the Company revised the internal allocation of certain global costs primarily between the North America segment and Corporate to better align costs that impact the Company as a whole. Prior periods have been revised to align with the current period presentation. The following table presents the results of operations of the Company’s reportable segments for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended September 28, 2025
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$381.4	$91.8	$84.6	$142.1	$699.9

Less (1):
Cost of sales, excluding amortization of intangibles	129.0	41.2	36.4	74.5	281.1
Selling, marketing and administrative	41.1	24.6	10.6	22.7	99.0
Research and development	0.4	0.7	0.7	0.7	2.5
Other expense, net	0.1	0.9	0.1	—	1.1
Total segment Adjusted EBITDA	$210.8	$24.4	$36.8	$44.2	316.2
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(139.1)
Depreciation and amortization					(112.1)
Interest expense, net					(46.1)
Restructuring, integration and other charges					(39.6)
Goodwill impairment charge					(700.7)
Asset impairment charge					(9.7)
Loss on extinguishment of debt					(5.1)
Legal accrual (3)					(9.4)
Amortization of deferred cloud computing implementation costs					(7.9)
EU medical device regulation transition costs (4)					(0.2)
Other adjustments					(3.2)
Loss before income taxes					$(756.9)

	Nine Months Ended September 28, 2025
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$1,098.8	$268.0	$243.0	$396.8	$2,006.6

Less (1):
Cost of sales, excluding amortization of intangibles	368.0	132.4	101.4	215.3	817.1
Selling, marketing and administrative	124.7	71.1	32.0	67.4	295.2
Research and development	1.2	2.0	2.4	2.4	8.0
Other expense, net	0.1	3.3	(1.0)	—	2.4
Total segment Adjusted EBITDA	$604.8	$59.2	$108.2	$111.7	883.9
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(440.2)
Depreciation and amortization					(329.5)
Interest expense, net					(126.6)
Restructuring, integration and other charges					(234.6)
Goodwill impairment charge					(700.7)
Asset impairment charge					(9.7)
Loss on extinguishment of debt					(5.1)
Legal accrual (3)					(9.4)
Amortization of deferred cloud computing implementation costs					(19.0)
EU medical device regulation transition costs (4)					(0.5)
Other adjustments					(3.9)
Loss before income taxes					$(995.3)

	Three Months Ended September 29, 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$436.2	$84.0	$80.4	$126.5	$727.1

Less (1):
Cost of sales, excluding amortization of intangibles	145.6	43.6	32.3	70.5	292.0
Selling, marketing and administrative	42.2	26.2	11.3	23.2	102.9
Research and development	0.4	0.6	1.0	0.9	2.9
Other expense, net	—	0.7	(1.0)	(0.5)	(0.8)
Total segment Adjusted EBITDA	$248.0	$12.9	$36.8	$32.4	330.1
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(159.4)
Depreciation and amortization					(113.1)
Interest expense, net					(42.9)
Restructuring, integration and other charges					(36.8)
Amortization of deferred cloud computing implementation costs					(4.7)
EU medical device regulation transition costs (4)					(0.4)
Other adjustments					(1.6)
Loss before income taxes					$(28.8)

	Nine Months Ended September 29, 2024
(In millions)	North America	EMEA	China	Other	Total
Total revenues	$1,220.2	$249.9	$238.1	$366.9	$2,075.1

Less (1):
Cost of sales, excluding amortization of intangibles	414.7	131.4	106.1	198.0	850.2
Selling, marketing and administrative	134.5	79.6	32.7	71.0	317.8
Research and development	1.2	1.8	3.1	2.3	8.4
Other expense, net	(0.4)	0.5	(2.4)	(2.3)	(4.6)
Total segment Adjusted EBITDA	$670.2	$36.6	$98.6	$97.9	903.3
Reconciliation of segment Adjusted EBITDA
Corporate (2)					(510.7)
Depreciation and amortization					(344.1)
Interest expense, net					(122.9)
Restructuring, integration and other charges					(90.3)
Goodwill impairment charge					(1,743.9)
Asset impairment charge					(56.9)
Amortization of deferred cloud computing implementation costs					(10.6)
Employee compensation charges					(5.6)
Prior Credit Agreement amendment fees					(4.0)
EU medical device regulation transition costs (4)					(1.5)
Other adjustments					(3.4)
Loss before income taxes					$(1,990.6)
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
(3) Represents reserves accrued in connection with the resolution of a contractual dispute. Refer to “—Note 10. Commitments and Contingencies” for additional information.
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
For the three months ended September 28, 2025, the Company recognized an income tax benefit of $23.9 million in relation to loss before income taxes of $756.9 million, resulting in an effective tax rate of 3.2%. For the three months ended September 29, 2024, the Company recognized an income tax benefit of $8.9 million in relation to loss before income taxes of $28.8 million, resulting in an effective tax rate of 30.9%. For the three months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes. For the three months ended September 29, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the utilization of net operating losses previously not benefited due to valuation allowances.
For the nine months ended September 28, 2025, the Company recognized a provision for income taxes of $5.8 million in relation to loss before income taxes of $995.3 million, resulting in a negative effective tax rate of 0.6%. For the nine months ended September 29, 2024, the Company recognized an income tax benefit of $117.0 million in relation to loss before income taxes of $1,990.6 million, resulting in an effective tax rate of 5.9%. For the nine months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes and the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the nine months ended September 29, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
The balance of unrecognized tax benefits at September 28, 2025, not including interest and penalties, was $184.9 million, of which $17.8 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At September 28, 2025, the Company had approximately $1.8 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, should decrease by $3.2 million.
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
Note 6. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	September 28, 2025	December 29, 2024
Cash and cash equivalents	$98.1	$98.3
Restricted cash included in Other assets	—	0.2
Cash, cash equivalents and restricted cash	$98.1	$98.5

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	September 28, 2025	December 29, 2024
Accounts receivable	$498.9	$382.0
Allowance for contract rebates and discounts	(94.7)	(85.3)
Allowance for doubtful accounts	(17.7)	(14.3)
Total accounts receivable, net	$386.5	$282.4
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	September 28, 2025	December 29, 2024
Raw materials	$193.1	$211.8
Work-in-process (materials, labor and overhead)	106.4	90.6
Finished goods (materials, labor and overhead)	327.8	291.6
Total inventories	$627.3	$594.0

Inventories	$613.8	$533.7
Other assets (1)	13.5	60.3
Total inventories	$627.3	$594.0
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	September 28, 2025	December 29, 2024
Prepaid expenses	$71.8	$73.2
Income taxes and other tax receivables	71.3	112.1
Contract assets	35.5	32.5
Other receivables	19.7	24.3
Derivatives	7.6	15.1
Other (1)	30.0	5.2
Total prepaid expenses and other current assets	$235.9	$262.4
(1) Primarily relates to cloud computing.

Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	September 28, 2025	December 29, 2024
Accrued commissions, rebates and returns	$61.4	$67.4
Deferred revenue	34.1	33.5
Professional services	30.4	21.4
Operating lease liabilities	29.3	31.1
Accrued other taxes payable	23.2	20.9
Accrued interest	22.4	39.0
Derivatives	10.7	4.0
Other	75.0	71.4
Total other current liabilities	$286.5	$288.7
Note 7. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	Other	Total
Balance at December 29, 2024	$—	$566.0	$66.6	$16.9	$649.5
Impairment charge	—	(614.8)	(68.1)	(17.8)	(700.7)
Foreign currency translation	—	48.8	1.5	0.9	51.2
Balance at September 28, 2025	$—	$—	$—	$—	$—
The gross goodwill balance was $2,523.3 million and $2,472.1 million as of September 28, 2025 and December 29, 2024, respectively. Accumulated goodwill impairment losses were $2,523.3 million and $1,822.6 million as of September 28, 2025 and December 29, 2024, respectively.
During the third quarter of 2025, the Company concluded that the sustained decline in the Company’s stock price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units.
Based on the Company’s interim goodwill impairment assessment in the third quarter of 2025, the Company concluded that the EMEA, China and Latin America reporting unit’s carrying values exceeded their respective fair values. As a result, the Company recorded a non-cash goodwill impairment charge of $614.8 million, $68.1 million and $17.8 million in the third quarter of 2025 for the EMEA, China, and Latin America reporting units, respectively, which represented a full impairment of the goodwill allocated to these reporting units.
The quantitative goodwill assessment for all reporting units consisted of a fair value calculation that combines an income approach, using a discounted cash flow method, and a market approach, using the guideline public company method. The quantitative goodwill impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows are based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting units. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of revenue and EBITDA for a group of benchmark companies.
The Company believes the assumptions that were used in the quantitative goodwill impairment assessment are reasonable and consistent with assumptions that would be used by other marketplace participants.
The Company reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Given the indications of possible impairment that occurred during the third quarter of 2025, the Company tested its EMEA, China and Latin America long-lived asset group for recoverability and impairment as of September 28, 2025. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for the EMEA, China and Latin America long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of September 28, 2025.

Note 8. Borrowings
The components of borrowings were as follows:

(In millions)	September 28, 2025	December 29, 2024
Term Loan A	$1,150.0	$2,282.7
Term Loan B	1,450.0	—
Revolving Credit Facility	100.0	198.0
Financing lease obligation	3.2	7.9
Other short-term borrowings	5.3	—
Unamortized deferred financing costs	(20.8)	(5.5)
Unamortized original issue discount	(28.7)	—
Total borrowings	2,659.0	2,483.1
Less: current portion	(162.5)	(341.8)
Long-term borrowings	$2,496.5	$2,141.3
On August 21, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender (“Bank of America”), and the other lenders and L/C issuers party thereto (together with Bank of America, the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”; collectively with the Term Loan A Facilities, the “Term Loans”) and (iv) a $700.0 million revolving credit facility (the “Revolving Credit Facility”; together with the Term Loans, the “Financing”). The Financing is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). On the Closing Date, the Company borrowed the entire amount of the Term Loan A and the Term Loan B, and the effective interest rates as of September 28, 2025 were 6.86% and 8.43%, respectively. The weighted average effective interest rate on aggregate Term Loans, net of interest rate swaps, as of September 28, 2025 was 7.16%. During the three and nine months ended September 28, 2025, the Company recorded a $5.1 million loss on extinguishment in connection with the Financing, representing the difference between the reacquisition value and the net carrying value of the extinguished debt.
The Company used the proceeds of the Term Loan A and the Term Loan B, along with its cash on hand, to (i) repay the remaining $2,213.9 million and $490.0 million owed under the previous term loan and previous revolving credit facility, respectively, under the Prior Credit Agreement, which was terminated upon such repayment, including principal, accrued interest and outstanding fees and (ii) pay the fees and expenses incurred in connection with the Financing.
In connection with the Credit Agreement, the Company incurred (i) $24.8 million of debt issuance costs, of which $6.1 million was related to Term Loan A, $15.0 million was related to the Term Loan B and $3.7 million was related to the Revolving Credit Facility and (ii) $29.0 million of an original issue discount on the Term Loan B. Issuance costs and the discount were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of Interest expense, net over the life of the Term Loans. Debt issuance costs related to the Revolving Credit Facility were recorded as Other assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility.
Availability under the Revolving Credit Facility, after deducting letters of credit of $12.8 million and $100.0 million borrowings outstanding, was $587.2 million as of September 28, 2025. During the nine months ended September 28, 2025, the Company borrowed $474.0 million and made $572.0 million in payments on the Revolving Credit Facility.
The Term Loans are subject to quarterly amortization at a quarterly rate of 1.25% and 0.25% of the aggregate initial principal amount of the Term A Loan and the Term B loan, respectively, as are set forth in the Credit Agreement. The Term Loan A Facilities and the Revolving Credit Facility will mature on August 21, 2030, and the Term Loan B will mature on August 21, 2032. The Company must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the Closing Date and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of September 28, 2025.
The following table provides the detailed amounts within Interest expense, net for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Term Loan A	$29.1	$43.9	$102.7	$132.8
Term Loan B	13.1	—	13.1	—
Revolving Credit Facility	5.6	5.6	17.2	10.8
Amortization of deferred financing costs	0.9	0.8	2.4	2.4
Amortization of original issue discount	0.4	—	0.4	—
Derivative instruments and other	(2.5)	(7.0)	(7.5)	(21.3)
Interest income	(0.5)	(0.4)	(1.7)	(1.8)
Interest expense, net	$46.1	$42.9	$126.6	$122.9
Note 9. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of sales, excluding amortization of intangibles	$1.6	$1.4	$4.4	$4.1
Selling, marketing and administrative	8.4	9.2	24.5	21.0
Research and development	0.6	0.7	2.2	2.6
Restructuring, integration and other charges	0.2	1.2	3.6	5.1
Total stock-based compensation expense	$10.8	$12.5	$34.7	$32.8
The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three and nine months ended September 28, 2025 and September 29, 2024 were not material.
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
During the third quarter of 2025, a final judgment was entered relating to a dispute with a potential supplier for COVID-19 pandemic raw materials and services, which required the Company to pay monetary damages of $10.8 million, which was paid in the fourth quarter of 2025. Consistent with ASC 450, for the three months ended April 2, 2023, the Company accrued reserves of $1.4 million for this matter, representing the minimum amount in the then-estimable range of loss. The Company accrued additional reserves of $9.4 million for this matter in the third quarter of 2025.
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
Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 28, 2025				December 29, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$20.5	$—	$20.5	$—	$36.6	$—	$36.6
Liabilities:
Derivative liabilities	$—	$84.1	$—	$84.1	$—	$5.4	$—	$5.4
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s borrowings under the Term Loans were $2,594.4 million at September 28, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,600.0 million. The estimated fair value of the Company’s borrowings under the previous term loan under the Prior Credit Agreement was $2,254.2 million at December 29, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,282.7 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
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
Interest Rate Hedging Instruments
The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loans. Refer to “—Note 8. Borrowings” for additional information on the currently outstanding components of the Revolving Credit Facility and Term Loans. The Company entered into interest rate swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $4.0 million as of September 28, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of September 28, 2025, all of which were interest rate swaps:

Notional Amount (In millions)	Description	Hedge Designation	Effective Date	Expiration Date
$175.0	Pay 3.7435% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 16, 2032
$100.0	Pay 3.6275% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 22, 2030
$200.0	Pay 3.7435% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 16, 2032
$250.0	Pay 3.6275% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 22, 2030
$100.0	Pay 3.6275% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 22, 2030
$225.0	Pay 3.7435% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 16, 2032
$250.0	Pay 3.6275% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 22, 2030
$100.0	Pay 3.6275% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 22, 2030
$100.0	Pay 3.7435% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 16, 2032
$100.0	Pay 3.7435% fixed, receive floating rate (1-month USD-SOFR)	Designated cash flow hedge	August 22, 2025	August 16, 2032
On December 30, 2022, the Company entered into five interest rate swaps with an aggregate notional amount of $1.8 billion to hedge part of the variable rate interest payments under the previous term loan under the Prior Credit Agreement. The interest rate swaps became effective December 30, 2022 and terminated on August 21, 2025. For each of the five interest rate swaps, the Company received floating interest payments monthly based on one-month SOFR and paid fixed rates of 3.7650%, 3.7725%, 3.7675%, 3.7575% and 3.7725% to the respective counterparties. For the three and nine months ended September 28, 2025, unrealized gains of $3.5 million and losses of $12.9 million, respectively, were recorded in OCI, and unrealized gains of $1.1 million and $6.2 million, respectively, were reclassified out of AOCI to Interest expense, net.
On August 22, 2025, the Company entered into ten interest rate swaps with an aggregate notional amount of $1.6 billion as part of the variable rate interest payments under the Term Loans. Refer to the table above for a breakdown of the respective expiration dates by specific interest rate swap. For the three months ended September 28, 2025, unrealized losses of $13.1 million were recorded in OCI, and $1.2 million of realized gains were reclassified out of AOCI to Interest expense, net.

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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss expected to be reclassified from OCI to earnings in the next 12 months is $0.1 million.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of September 28, 2025:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$236.0	Cash Flow Hedge
Foreign currency forward contracts	$1,104.8	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three and nine months ended September 28, 2025 and September 29, 2024:

	Designated Hedging Instruments
(In millions)	Amount of (Gain) Loss Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Loss	Amount of (Gain) Loss Reclassified from AOCI into Loss
Three Months Ended September 28, 2025
Foreign currency forward contracts (sales)	$(0.5)	Total revenues	$(0.6)
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$9.6	Interest expense, net	$(2.3)

Nine Months Ended September 28, 2025
Foreign currency forward contracts (sales)	$5.6	Total revenues	$(2.9)
Foreign currency forward contracts (purchases)	$0.2	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$26.0	Interest expense, net	$(7.4)

Three Months Ended September 29, 2024
Foreign currency forward contracts (sales)	$3.2	Total revenues	$—
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.3
Interest rate derivatives	$41.7	Interest expense, net	$(7.1)

Nine Months Ended September 29, 2024
Foreign currency forward contracts (sales)	$(2.8)	Total revenues	$2.1
Foreign currency forward contracts (purchases)	$0.7	Cost of sales, excluding amortization of intangibles	$0.3
Interest rate derivatives	$(4.1)	Interest expense, net	$(21.3)
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

The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax (Gain) Loss Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended September 28, 2025
Foreign exchange contracts	$(6.5)	$(2.8)

Nine Months Ended September 28, 2025
Foreign exchange contracts	$40.4	$(8.9)

Three Months Ended September 29, 2024
Foreign exchange contracts	$20.2	$(3.3)

Nine Months Ended September 29, 2024
Foreign exchange contracts	$1.9	$(8.2)
Fair value losses on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $7.8 million and $7.2 million for the three and nine months ended September 28, 2025, respectively. Fair value gains on foreign currency forward contracts that do not qualify for hedge accounting treatment were $4.4 million and $10.1 million for the three and nine months ended September 29, 2024, respectively.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024:

(In millions)	September 28, 2025	December 29, 2024
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$0.9	$1.3
Other assets	—	12.4
Other liabilities	21.3	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	6.0	11.0
Other assets	12.9	9.1
Other current liabilities	6.5	3.3
Other liabilities	52.1	1.4

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	0.7	2.8
Other current liabilities	4.2	0.7

Note 13. Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI by component:

	Three Months Ended September 28, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2
Current period deferrals (1)	(21.1)	—	(9.1)	(30.2)
Amounts reclassified to Net loss	(2.8)	—	(2.9)	(5.7)
Net change	(23.9)	—	(12.0)	(35.9)
Balance at September 28, 2025	$1.0	$1.5	$(22.2)	$(19.7)

	Nine Months Ended September 28, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	67.2	—	(31.6)	35.6
Amounts reclassified to Net loss	(8.9)	—	(10.2)	(19.1)
Net change	58.3	—	(41.8)	16.5
Balance at September 28, 2025	$1.0	$1.5	$(22.2)	$(19.7)

	Three Months Ended September 29, 2024
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2024	$(45.0)	$(1.3)	$21.7	$(24.6)
Current period deferrals (2)	64.9	—	(33.7)	31.2
Amounts reclassified to Net loss	(3.3)	—	(6.8)	(10.1)
Net change	61.6	—	(40.5)	21.1
Balance at September 29, 2024	$16.6	$(1.3)	$(18.8)	$(3.5)

	Nine Months Ended September 29, 2024
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(18.9)	$(1.3)	$(9.8)	$(30.0)
Current period deferrals (2)	43.7	—	9.9	53.6
Amounts reclassified to Net loss	(8.2)	—	(18.9)	(27.1)
Net change	35.5	—	(9.0)	26.5
Balance at September 29, 2024	$16.6	$(1.3)	$(18.8)	$(3.5)
(1) Includes tax impact of (i) $0.2 million related to cash flow hedges for the nine months ended September 28, 2025, and (ii) $0.7 million related to foreign currency translation adjustments for the nine months ended September 28, 2025.
(2) Includes tax impact of (i) $11.1 million and $3.7 million related to cash flow hedges for the three and nine months ended September 29, 2024, respectively, and (ii) $4.9 million and $2.0 million related to foreign currency translation adjustments for the three and nine months ended September 29, 2024, respectively.
Note 14. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the three and nine months ended September 28, 2025, in connection with the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the

Optimization Plan and (ii) discontinuation of the development of the Savanna platform (the “Savanna Exit”). The cumulative pre-tax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100 million through 2027. The Savanna Exit is expected to be substantially complete by the first half of 2027. There were no restructuring or other charges recorded in the three and nine months ended September 29, 2024.
Integration expenses include costs incurred in connection with the Combinations, which are expected to be substantially complete by the end of 2025. The integration expenses amounted to $36.8 million and $90.3 million for the three and nine months ended September 29, 2024, respectively.
The following summarizes Restructuring, integration and other charges:

	Three Months Ended	Nine Months Ended
(In millions)	September 28, 2025	September 28, 2025
Restructuring charges:
Employee terminations	$0.7	$7.0
Asset impairments/write off	0.1	0.4
Provision for restructuring(1)(2)	0.8	7.4
Savanna exit charges:
Employee terminations	0.6	1.6
Asset impairments/write off	0.8	149.4
Other costs	9.5	9.5
Savanna exit charges(2)	10.9	160.5
Implementation costs(2)(3)	0.3	0.4
Accelerated depreciation	1.5	2.5
Integration expenses(2)	27.6	66.3
Total charges	$41.1	$237.1

Cost of sales, excluding amortization of intangibles	$1.5	$2.5
Restructuring, integration and other charges	39.6	234.6
Total charges	$41.1	$237.1
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 29, 2024	$—	$—	$—
Provision for restructuring	7.0	0.4	7.4
Utilization and other	—	(0.4)	(0.4)
Balance at September 28, 2025 (1)	$7.0	$—	$7.0
(1) Included in Other liabilities.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial, integration and other strategic goals, our cost-savings and operational improvement initiatives, industry prospects, our expected results of operations or financial position, and other future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results or outcomes to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; the challenges and costs of integrating, restructuring and achieving anticipated synergies as a result of the Combinations or other acquisitions; failure to exercise the option to acquire or complete the proposed acquisition of LEX Diagnostics on the anticipated timeline, or at all, including risks and uncertainties related to LEX Diagnostics’ ability to secure FDA clearance and satisfy other customary closing conditions and provisions; inability to realize the anticipated benefits of acquisitions, debt refinancings, discontinuances of certain business operations (such as the Savanna Exit) or the Optimization Plan on our anticipated timelines, or at all; delays in the development of or failures or delays in the receipt of approvals for new or enhanced products; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies, investigations and global trade relations, as well as those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA and China. Latin America and JPAC are immaterial operating segments that are not considered reportable segments and are included in “Other.” We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $25.8 million and $85.6 million for the three and nine months ended

September 28, 2025, respectively, and $24.0 million and $75.0 million for the three and nine months ended September 29, 2024, respectively.
For the nine months ended September 28, 2025, Total revenues decreased by 3% to $2,006.6 million as compared to the same period in the prior year. This decrease was primarily driven by variability of our U.S. respiratory products, mainly due to a decrease in COVID-19 revenues, partially offset by an increase in flu revenues. Currency exchange rates did not significantly impact our growth rate for the nine months ended September 28, 2025. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the nine months ended September 28, 2025 and September 29, 2024, revenues related to our respiratory products accounted for 14% and 17% of our Total revenues, respectively. The respiratory product revenue included revenue related to COVID-19 of $26.9 million and $59.8 million for the three and nine months ended September 28, 2025, respectively, and $72.3 million and $141.4 million for the three and nine months ended September 29, 2024, respectively.
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
Restructuring and Other Charges
In the second quarter of 2025, we launched multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives (the “Optimization Plan”) that aim to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
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
Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for further details regarding these actions.
Recent Macroeconomic Trends and Challenges

In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, in recent months, the U.S. has announced potential new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation of imports of personal protective equipment, medical consumables, and medical equipment, including devices. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 investigations, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
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
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Labs	$373.8	$356.0	5%	$1,116.5	$1,067.3	5%
Immunohematology (1)	142.0	131.9	8%	402.8	385.6	4%
Donor Screening (1)	14.7	27.9	(47)%	40.8	95.4	(57)%
Point of Care	164.6	205.7	(20)%	428.5	509.6	(16)%
Molecular Diagnostics	4.8	5.6	(14)%	18.0	17.2	5%
Total revenues	$699.9	$727.1	(4)%	$2,006.6	$2,075.1	(3)%
(1) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
For the three months ended September 28, 2025, Total revenues decreased to $699.9 million from $727.1 million for the same period in the prior year. Labs revenue increased 5% compared to the prior year period, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 8% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 47% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 20%

compared to the prior year period, primarily due to decreases in sales of QuickVue and Sofia SARS Antigen assays. Molecular Diagnostics revenue decreased slightly compared to the prior year period. Currency exchange rates had a favorable impact of approximately 90 basis points on our growth rate for the three months ended September 28, 2025.
For the nine months ended September 28, 2025, Total revenues decreased to $2,006.6 million from $2,075.1 million for the same period in the prior year. Labs revenue increased 5% compared to the prior year period, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 4% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 57% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. The Point of Care business unit contributed to revenue decline, driven by a decrease of $81.7 million, or 23% in sales of QuickVue SARS and Sofia SARS Antigen assays. Molecular Diagnostics revenue increased 5% compared to the prior year period, driven by higher Savanna revenue. Currency exchange rates did not significantly impact our growth rate for the nine months ended September 28, 2025.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $364.3 million, or 52.1% of Total revenues, for the three months ended September 28, 2025, compared to $374.8 million, or 51.5% of Total revenues, for the three months ended September 29, 2024. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Cost of sales, excluding amortization of intangible assets, decreased to $1,052.8 million, or 52.5% of Total revenues, for the nine months ended September 28, 2025, compared to $1,114.7 million, or 53.7% of Total revenues, for the nine months ended September 29, 2024. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Operating Expenses
The following table summarizes operating expenses for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 28, 2025	% of Total Revenues	September 29, 2024	% of Total Revenues	September 28, 2025	% of Total Revenues	September 29, 2024	% of Total Revenues
Selling, marketing and administrative	$186.9	26.7%	$186.4	25.6%	$551.9	27.5%	$579.3	27.9%
Research and development	41.5	5.9%	55.9	7.7%	140.4	7.0%	171.4	8.3%
Amortization of intangible assets	47.7	6.8%	51.9	7.1%	143.6	7.2%	155.5	7.5%
Restructuring, integration and other charges	39.6	5.7%	36.8	5.1%	234.6	11.7%	90.3	4.4%
Goodwill impairment charge	700.7	N/M	—	N/M	700.7	N/M	1,743.9	N/M
Asset impairment charge	9.7	N/M	—	N/M	9.7	N/M	56.9	N/M
Other operating expenses	14.3	2.0%	6.3	0.9%	25.8	1.3%	23.6	1.1%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended September 28, 2025 increased by $0.5 million, or 0.3%, to $186.9 million from $186.4 million for the same period in the prior year.
Selling, marketing and administrative expenses for the nine months ended September 28, 2025 decreased by $27.4 million, or 4.7%, to $551.9 million from $579.3 million for the same period in the prior year, primarily due to lower compensation costs related to cost-savings initiatives actioned in 2024 and lower outside services.
Research and Development Expense
Research and development expense for the three months ended September 28, 2025 decreased by $14.4 million, or 25.8%, to $41.5 million from $55.9 million for the same period in the prior year, primarily due to lower clinical costs.

Research and development expense for the nine months ended September 28, 2025 decreased by $31.0 million, or 18.1%, to $140.4 million from $171.4 million for the same period in the prior year, primarily due to lower clinical costs and compensation costs related to cost-savings initiatives actioned in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $47.7 million and $143.6 million for the three and nine months ended September 28, 2025, respectively, and $51.9 million and $155.5 million for the three and nine months ended September 29, 2024, respectively. The decreases were primarily driven by intangible assets that became fully amortized by the end of 2024.
Restructuring, integration and other charges
Restructuring, integration and other charges were $39.6 million and $234.6 million for the three and nine months ended September 28, 2025, respectively, and $36.8 million and $90.3 million for the three and nine months ended September 29, 2024, respectively. Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for more information.
Goodwill Impairment Charge
During the three months ended September 28, 2025, we recognized a non-cash goodwill impairment charge of $700.7 million for our reporting units. Refer to Item 1, “Financial Statements—Note 7. Goodwill and Intangible Assets, Net” for more information. We recognized a non-cash goodwill impairment charge of $1.7 billion for the nine months ended September 29, 2024.
Asset Impairment Charge
We recognized an impairment charge of $9.7 million as a result of the latest fair value assessment for the three and nine months ended September 28, 2025, and $56.9 million for the nine months ended September 29, 2024, related to the long-lived assets classified as assets held for sale.
Other Operating Expenses
Other operating expenses were $14.3 million and $25.8 million for the three and nine months ended September 28, 2025, respectively, and $6.3 million and $23.6 million for the three and nine months ended September 29, 2024, respectively. The increases were primarily driven by the legal accrual, partially offset by decreases related to profit sharing for our Joint Business. Refer to Item 1, “Financial Statements—Note 4. Segment and Geographic Information” and “—Note 10. Commitments and Contingencies” for more information on the legal accrual.
Non-operating Expenses
The following table summarizes non-operating expenses, net for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Interest expense, net	$46.1	$42.9	7.5%	$126.6	$122.9	3.0%
Loss on extinguishment of debt	5.1	—	N/M	5.1	—	N/M
Other expense, net	0.9	0.9	—%	10.7	7.2	48.6%
* N/M - Not meaningful
Interest Expense, Net
Interest expense, net was $46.1 million and $126.6 million for the three and nine months ended September 28, 2025, respectively, and $42.9 million and $122.9 million for the three and nine months ended September 29, 2024, respectively. Refer to Item 1, “Financial Statements—Note 8. Borrowings” for more information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $5.1 million for the three and nine months ended September 28, 2025, and was related to the termination of the Prior Credit Agreement. Refer to Item 1, “Financial Statements—Note 8. Borrowings” for more information.

Other Expense, Net
Other expense, net was $0.9 million and $10.7 million for the three and nine months ended September 28, 2025, respectively, and $0.9 million and $7.2 million for the three and nine months ended September 29, 2024, respectively. The increase for the nine months ended September 28, 2025 was primarily related to net foreign currency losses, partially offset by Prior Credit Agreement amendment fees in the prior year period.
Income Taxes
For the three months ended September 28, 2025, we recognized an income tax benefit of $23.9 million in relation to loss before income taxes of $756.9 million, resulting in an effective tax rate of 3.2%. For the three months ended September 29, 2024, we recognized an income tax benefit of $8.9 million in relation to loss before income taxes of $28.8 million, resulting in an effective tax rate of 30.9%. For the three months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes. For the three months ended September 29, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to the utilization of net operating losses previously not benefited due to valuation allowances.
For the nine months ended September 28, 2025, we recognized a provision for income taxes of $5.8 million in relation to loss before income taxes of $995.3 million, resulting in a negative effective tax rate of 0.6%. For the nine months ended September 29, 2024, we recognized an income tax benefit of $117.0 million in relation to loss before income taxes of $1,990.6 million, resulting in an effective tax rate of 5.9%. For the nine months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes and the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the nine months ended September 29, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Our results for the nine months ended September 28, 2025 include the impacts of OBBBA on our Consolidated Financial Statements.
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
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net loss before Interest expense, net, (Benefit from) provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net loss and that we do not consider indicative of our ongoing operating performance. Refer to Item 1, “Financial Statements—Note 4. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to Loss before income taxes.

North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Total revenues	$381.4	$436.2	(13)%	$1,098.8	$1,220.2	(10)%
Adjusted EBITDA	$210.8	$248.0	(15)%	$604.8	$670.2	(10)%
Total revenues were $381.4 million for the three months ended September 28, 2025, compared to $436.2 million for the three months ended September 29, 2024. The decrease was primarily driven by decreases in sales of QuickVue and Sofia SARS Antigen assays and the wind-down of the U.S. donor screening business.
Total revenues were $1,098.8 million for the nine months ended September 28, 2025, compared to $1,220.2 million for the nine months ended September 29, 2024. The decrease was primarily driven by decreases in sales of QuickVue and Sofia SARS Antigen assays and the wind-down of the U.S. donor screening business, partially offset by an increase in Labs revenues.
Adjusted EBITDA was $210.8 million for the three months ended September 28, 2025, compared to $248.0 million for the three months ended September 29, 2024. The decrease was primarily driven by decreases in sales of QuickVue and Sofia SARS Antigen assays and the wind-down of the U.S. donor screening business.
Adjusted EBITDA was $604.8 million for the nine months ended September 28, 2025, compared to $670.2 million for the nine months ended September 29, 2024. The decrease was primarily driven by decreases in sales of QuickVue and Sofia SARS Antigen assays and the wind-down of the U.S. donor screening business, partially offset by an increase in Labs revenues and lower operating expenses due to cost-savings initiatives.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Total revenues	$91.8	$84.0	9%	$268.0	$249.9	7%
Adjusted EBITDA	$24.4	$12.9	89%	$59.2	$36.6	62%
Total revenues were $91.8 million for the three months ended September 28, 2025, compared to $84.0 million for the three months ended September 29, 2024, primarily driven by an increase in Immunohematology revenues.
Total revenues were $268.0 million for the nine months ended September 28, 2025, compared to $249.9 million for the nine months ended September 29, 2024, primarily driven by increases in Immunohematology and Point of Care revenues.
Adjusted EBITDA was $24.4 million for the three months ended September 28, 2025, compared to $12.9 million for the three months ended September 29, 2024. The increase was primarily driven by an increase in revenues, product mix and lower operating expenses.
Adjusted EBITDA was $59.2 million for the nine months ended September 28, 2025, compared to $36.6 million for the nine months ended September 29, 2024, primarily driven by increases in revenues and lower distribution costs and other operating expenses due to cost-savings initiatives.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Total revenues	$84.6	$80.4	5%	$243.0	$238.1	2%
Adjusted EBITDA	$36.8	$36.8	—%	$108.2	$98.6	10%
Total revenues were $84.6 million for the three months ended September 28, 2025, compared to $80.4 million for the three months ended September 29, 2024, driven by an increase of 7% in Labs revenues.

Total revenues were $243.0 million for the nine months ended September 28, 2025, compared to $238.1 million for the nine months ended September 29, 2024, driven by an increase of 6% in Labs revenues, partially offset by a decrease in Point of Care revenues.
Adjusted EBITDA was $36.8 million for both the three months ended September 28, 2025 and September 29, 2024, primarily driven by higher Labs revenues offset by the impact from changes in product mix.
Adjusted EBITDA was $108.2 million for the nine months ended September 28, 2025, compared to $98.6 million for the nine months ended September 29, 2024. The increase was primarily driven by higher Labs revenues and the impact from changes in product mix.
Other
Total revenues and Adjusted EBITDA for Other were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Total revenues	$142.1	$126.5	12%	$396.8	$366.9	8%
Adjusted EBITDA	$44.2	$32.4	36%	$111.7	$97.9	14%
Total revenues were $142.1 million for the three months ended September 28, 2025, compared to $126.5 million for the three months ended September 29, 2024, primarily driven by an increase in Labs revenues.
Total revenues were $396.8 million for the nine months ended September 28, 2025, compared to $366.9 million for the nine months ended September 29, 2024, primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $44.2 million for the three months ended September 28, 2025, compared to $32.4 million for the three months ended September 29, 2024. The increase was primarily driven by an increase in Labs revenues and the impact from changes in product mix.
Adjusted EBITDA was $111.7 million for the nine months ended September 28, 2025, compared to $97.9 million for the nine months ended September 29, 2024, primarily driven by an increase in Labs revenues and the impact from changes in product mix.
Liquidity and Capital Resources
As of September 28, 2025 and December 29, 2024, our principal sources of liquidity consisted of the following:

(In millions)	September 28, 2025	December 29, 2024
Cash and cash equivalents	$98.1	$98.3
Amount available to borrow under the Revolving Credit Facility	$587.2	$589.0
Working capital including cash and cash equivalents	$598.8	$220.1
As of September 28, 2025, we had $98.1 million in Cash and cash equivalents, a $0.2 million decrease from December 29, 2024. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
On August 21, 2025, we entered into the Credit Agreement by and among us, as borrower, Bank of America, and the other lenders and L/C issuers party thereto. Pursuant to the Credit Agreement, the Lenders provided us with (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. The Financing is guaranteed by certain of our material domestic subsidiaries and is secured by liens on substantially all of our assets and the Guarantors’ assets, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). On the Closing Date, we borrowed the entire amount of the Term Loan A and the Term Loan B, and the effective interest rates as of September 28, 2025 were 6.86% and 8.43%, respectively.

We used the proceeds of the Term Loan A and the Term Loan B, along with its cash on hand, to (i) repay the remaining $2,213.9 million and $490.0 million owed under the previous term loan and previous revolving credit facility, respectively, under the Prior Credit Agreement, which was terminated upon such repayment, including principal, accrued interest and outstanding fees and (ii) pay the fees and expenses incurred in connection with the Financing.
Availability under the Revolving Credit Facility, after deducting letters of credit of $12.8 million and $100.0 million borrowings outstanding, were $587.2 million as of September 28, 2025.
The Term Loans are subject to quarterly amortization at a quarterly rate of 1.25% and 0.25% of the aggregate initial principal amount of the Term A Loan and the Term B loan, respectively, as are set forth in the Credit Agreement. The Term Loan A Facilities and the Revolving Credit Facility will mature on August 21, 2030, and the Term Loan B will mature on August 21, 2032. The Company must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the Closing Date and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of September 28, 2025.
Capital Expenditures
Capital expenditures, including investments, were $136.4 million for the nine months ended September 28, 2025. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Nine Months Ended
(In millions)	September 28, 2025	September 29, 2024
Net cash (used for) provided by operating activities	$(26.7)	$19.3
Net cash used for investing activities	(143.1)	(112.0)
Net cash provided by financing activities	166.9	117.7
Effect of exchange rates on cash	2.5	(0.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(0.4)	$24.5
Nine Months Ended September 28, 2025
Cash used for operating activities was $26.7 million for the nine months ended September 28, 2025 and reflected a net loss of $1,001.1 million and non-cash adjustments of $1,229.3 million, primarily associated with a goodwill impairment charge, depreciation and amortization, stock-based compensation expense, and asset write off related to restructuring, integration and other charges, partially offset by $141.7 million in cash outflows for inventories.
Cash used for investing activities of $143.1 million for the nine months ended September 28, 2025 was primarily related to purchases of property, plant, equipment, investments and intangibles.
Cash provided by financing activities was $166.9 million for the nine months ended September 28, 2025 and was primarily related to proceeds from long-term borrowings, net of discount and debt issuance costs of $2,546.2 million, offset by payments on long-term borrowings of $2,287.6 million and net payments from the Revolving Credit Facility of $98.0 million.
Nine Months Ended September 29, 2024
Cash provided by operating activities was $19.3 million for the nine months ended September 29, 2024 and reflected a net loss of $1,873.6 million and non-cash adjustments of $2,099.8 million, primarily associated with a goodwill impairment charge and change in deferred tax assets and liabilities as well as depreciation and amortization, asset impairment charge and stock-based compensation expense. Cash provided by operating activities was also driven by $110.9 million cash outflows for inventories.

Cash used for investing activities was $112.0 million for the nine months ended September 29, 2024 and was primarily related to $147.9 million in purchases of property, plant, equipment, investments and intangibles. We also sold $63.1 million of marketable securities.
Cash provided by financing activities was $117.7 million for the nine months ended September 29, 2024 and was primarily related to net proceeds from the Revolving Credit Facility of $230.0 million, partially offset by payments on long-term borrowings of $107.0 million.
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

Recent Accounting Pronouncements
Information about recent accounting pronouncements is included in Item 1, “Financial Statements—Note 1. Summary of Significant Accounting Policies.”
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the following, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 28, 2025:
Goodwill Impairment
During the third quarter of 2025, we concluded that the sustained decline in our stock price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units.
Based on our interim goodwill impairment assessment in the third quarter of 2025, we concluded that the EMEA, China and Latin America reporting unit’s carrying values exceeded their respective fair values. As a result, we recorded a non-cash goodwill impairment charge of $614.8 million, $68.1 million and $17.8 million in the third quarter of 2025 for the EMEA, China, and Latin America reporting units, respectively, which represented a full impairment of the goodwill allocated to these reporting units.
The quantitative goodwill assessment for all reporting units consisted of a fair value calculation that combines an income approach, using a discounted cash flow method, and a market approach, using the guideline public company method. The quantitative goodwill impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows are based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting units. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of revenue and EBITDA for a group of benchmark companies.
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 28, 2025 due to the material weaknesses in our internal control over financial reporting that was previously reported in the Company’s Annual Report.
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
Implementation of ERP systems: In June 2025, we began migrating certain of our financial processing systems to a new instance of SAP. These system implementations are part of our ongoing global integration efforts and continued through the third quarter of 2025. We plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. These system implementations resulted in changes that materially affected our internal control over financial reporting but did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In connection with our system integration efforts and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Changes in internal control over financial reporting: Except with respect to the continued implementation of ERP systems, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Part I—Financial Information, Item 1, “Financial Statements—Note 10. Commitments and Contingencies” is incorporated herein by reference.
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
10.1
Credit Agreement, dated as of August 21, 2025, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 21, 2025)

19.1*	QuidelOrtho Insider Trading Compliance Policy
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
*    Filed herewith.
**    Furnished herewith.

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 29, 2024
AOCI	Accumulated other comprehensive loss
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated August 21, 2025, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and
L/C issuers party thereto
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
ERP	Enterprise resource planning
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
Joint Business	Ongoing collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive (loss) income
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
Prior Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended September 28, 2025
Quidel	Quidel Corporation
R&D	Research and development
Revolving Credit Facility	$700.0 million revolving credit facility under the Credit Agreement
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loans	Collectively under the Credit Agreement: (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), and (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”)
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2025	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)