Form 10-K
period 2025-12-28
QuidelOrtho Corp
filed 2026-02-19
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,940,523,408 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 11, 2026, 68,081,767 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
(To the Extent Indicated Herein)
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders (scheduled to be held on June 16, 2026) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

QUIDELORTHO CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2025

Future Uncertainties and Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial and other strategic or sustainability-related goals, our cost-savings and operational improvement initiatives, industry prospects, our expected results of operations or financial position, and other future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Annual Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results or outcomes to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; failure to acquire or complete the proposed acquisition of LEX Diagnostics on the anticipated timeline, or at all, including risks and uncertainties related to LEX Diagnostics’ ability to satisfy closing conditions and provisions; inability to successfully identify, consummate or realize the anticipated benefits of strategic transactions, strategic restructurings (such as the Optimization Plan), divestitures, spin-offs or discontinuances of certain business operations (such as the SAVANNA Exit), or debt financings, on our anticipated timelines, or at all; delays in the development of or failures or delays in the receipt of approvals for new or enhanced products; failure of new products and services to be commercially viable or accepted; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies, investigations and global trade relations, as well as those discussed under Part I, Item 1A, “Risk Factors” of this Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Annual Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Annual Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.

Part I
Item 1. Business
All references to “the Company,” “we,” “our” and “us” in this Annual Report refer to QuidelOrtho Corporation (“QuidelOrtho”) and its subsidiaries. References to “fiscal year ended 2025,” “fiscal year ended 2024” and “fiscal year ended 2023” in this Annual Report refer to the Company’s fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Refer to the Summary of Abbreviated Terms at the end of this Annual Report for definitions of terms used throughout this Annual Report.
Overview
Our vision is to advance diagnostics to power a healthier future. With our expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, we aim to support clarity for clinicians and patients to help create better health outcomes. Our global infrastructure and commercial reach support our customers across more than 140 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. We operate globally with manufacturing facilities in the U.S., U.K. and China and with sales centers, administrative offices and warehouses located throughout the world.
We currently sell our products directly to end users through a direct sales force and through a network of distributors, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, universities, retail clinics, pharmacies, wellness screening centers, other POC settings, blood banks and donor centers, as well as for individual, non-professional, OTC use.
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA, China, JPAC and Latin America. We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations. Information concerning revenues attributable to our reportable segments and business units is set forth in Part II, Item 8, “Financial Statements and Supplementary Data—Note 3. Revenue” and “—Note 4. Segment and Geographic Information.”
Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we are winding-down the VIP platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While we wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding-down of the U.S. donor screening portfolio, as compared to the prior years, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 3. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by the first half of 2026.
Business Units and Products
We provide diagnostic testing solutions under various registered and unregistered brand names, including, among others, the following: ADENOPLUS™, BIOVUE™, FRESHCELLS™, INFLAMMADRY™, LYRA™, METERPRO™, MICROVUE™, ORTHO™, Ortho Clinical Diagnostics™, ORTHO OPTIX™, ORTHO VERSEIA™, ORTHO VISION™, QUICKVUE™, QUIDEL™, QuidelOrtho™, QuidelOrtho AUTOMATION ROUTING™, QuidelOrtho PERFORMANCE MANAGER™, QuidelOrtho RESULTS MANAGER™, SAVANNA™, SOFIA™, SOLANA™, THYRETAIN™, TRIAGE™, VALUMETRIX™, VIRENA™ and VITROS™. Solely for convenience, in some cases, the trademarks, service marks and trade names referred to in this Annual Report are listed without the applicable ™ symbol, but we intend to enforce our rights to these trademarks, service marks and trade names. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective owners.

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
• a design that eliminates water usage and reduces chemical waste and biohazards; and
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
VITROS XT Platform
VITROS XT 7600 integrated system and VITROS XT 3400 clinical chemistry analyzer for use with new XT chemistry slides, combining pairs of tests that are frequently used together onto single slides, offering advancements over prior generations:

• 40% greater test throughput when using XT slides;
• 96% first-pass yield on test results; and
• designed to offer high reliability with a 98% up-time for e-connected U.S. customers
VITROS Results Management	Advanced informatics software product designed for laboratories of all sizes. Focused on automating a number of repetitive manual tasks such as sample auto-validation, quality control management, moving averages, STAT sample management, sample archiving, and the development and deployment of advanced rules to help laboratories more easily manage their patient populations
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

MOLECULAR DIAGNOSTICS
Product	Primary Application
LYRA	Open platform, real-time PCR assays for high throughput, high quality molecular testing to detect and identify infectious diseases, offering room-temperature storage, reduced processing time, and ready-to-use reagent configurations
SOLANA	Simplified molecular testing platform using our proprietary isothermal helicase-dependent amplification technology that is easy to run and can process 12 patient samples at the same time
SAVANNA(1)	CE-marked, 510(k) approved, multiplex, real-time PCR platform, with customizable flexible syndromic panels that run up to 12 unique analytes from a single patient sample in less than 25 minutes
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
(1) In the second quarter of 2025, we announced a plan to discontinue the development of the SAVANNA platform.

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
Testing Menu
Cardiac	BNP, NT-proBNP, Creatine Kinase-MB, D-Dimer, hsTroponin, Myoglobin, Troponin I ES
Drugs of Abuse	Amphetamines, Barbiturates, Benzodiazepines, Cocaine, Methadone Metabolite (EDDP), Methamphetamines, Opiates, PCP, THC/Cannabinoids, Tricyclic Antidepressants
Eye Health	Acute Conjunctivitis, MMP-9 (a key inflammatory marker for dry eye)
Respiratory Infectious Diseases	Influenza A+B, Influenza A+B & SARS-CoV-2 Ag, RSV, Strep A, SARS-CoV-2 Ag
Non-respiratory Infectious Diseases	Adenoviral Conjunctivitis, Chlamydia, Clostridium Difficile (organism), Legionella, Lyme Disease, S. pneumoniae
Oncology	Colorectal Cancer
Reproductive Endocrinology	Human Chorionic Gonadotrophin, Placental Growth Factor

TRANSFUSION MEDICINE
Product	Primary Application
Immunohematology
ORTHO VISION Platform	Flagship immunohematology analyzers that automate blood typing, antibody identification and crossmatching for patient and donor blood banks
Models include ORTHO VISION and ORTHO VISION Max, and ORTHO VISION Swift and ORTHO VISION Swift Max, which are designed to be faster and quieter
ORTHO Workstation	Semi-automated immunohematology benchtop analyzer for lower-volume blood centers or centers that need semi-automated testing
ORTHO OPTIX	Semi-automated testing platform used to read manual test results, designed with improved software and ability to integrate with laboratory information systems and offers improved workflow and 99% concordance with ORTHO VISION test results
ID-Micro Typing System (ID-MTS) Gel Cards	Test consumables that utilize CAT for our immunohematology instruments sold in the U.S., designed to provide reliable test results and simplify test workflow
BIOVUE Cassettes	Test consumables that utilize CAT for our immunohematology instruments sold outside of the U.S., designed to provide reliable test results and simplify test workflow
ORTHO Sera Reagents	Comprehensive immunohematology test menu that we believe covers more than 99% of most tested blood antigens regularly required for transfusion screening globally
Donor Screening
VIP(2)	Automated pipetting and processing system that combines the ORTHO VERSEIA pipettor and ORTHO Summit Processor to enable end-to-end pipetting and processing for tests used for blood and plasma screening for infectious diseases
Donor Testing Serology	Comprehensive set of infectious disease screens, including important tests for tropical diseases like Chagas that are critical for care in emerging markets
(2) In the first quarter of 2024, we initiated a plan to wind-down the VIP platform and microplate assays, which are only sold in the U.S.
Global Services
In addition to the products we provide, our services are a critical element of how we deliver value to our customers. As of December 28, 2025, we had approximately 1,200 service employees globally. We employ highly trained service professionals, including laboratory specialists with advanced qualifications.
Our highly valued suite of solutions include:
•E-CONNECTIVITY Remote Monitoring Software−More than 75% of our installed base of VITROS 5600, XT 7600 and ORTHO VISION platforms are e-connected, enabling 98% up-time for our e-connected U.S. customers, high instrument reliability and proactive maintenance.
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
•Aquant AI−A field-based machine learning tool used to troubleshoot instrument issues with standardized solutions.
We also provide our VIRENA wireless cellular data management and surveillance system that operates as a cloud-based solution with the ability to connect SOFIA and SOLANA instruments across a healthcare system and automatically transmit de-identified test results to a secure database. With VIRENA, a health system, POL, urgent care center or retail clinic has the ability to compile, analyze, map and generate reports of de-identified test results, improving operational efficiencies, quality and patient outcome initiatives.
Digital Solutions and Innovation
We are building our enterprise digital product strategy, platform and portfolio, which we believe help improve our customers’ clinical and operational outcomes. Our focus is on enabling our customers to deliver smart, connected care across a variety of clinical environments. We strive to connect our instruments to healthcare providers, labs and policymakers through proprietary and third-party solutions, creating valuable data assets. Our portfolio of informatics solutions includes the newly launched QuidelOrtho RESULTS MANAGER for clinical labs. We plan to release multiple products within this portfolio in 2026, including QuidelOrtho RESULTS MANAGER IH for Transfusion Medicine, QuidelOrtho RESULTS MANAGER POC for Point of Care, QuidelOrtho AUTOMATION ROUTING Solution for our customers with total lab automation, a validation manager for various areas of the lab, and the QuidelOrtho PERFORMANCE MANAGER to create a unique, seamless informatics experience for customers.
Our Strategic Capabilities and Competitive Strengths
There is significant competition in the development and marketing of IVD products, and innovation, product development, regulatory clearance to market and commercial introduction of new IVD technologies can occur rapidly. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, speed to result, specimen flexibility, product menu, clinical needs, price, reimbursement levels, product performance and customer service, as well as effective distribution, advertising, promotion and brand recognition. The competitive factors in the central laboratory market are also significant and include price, product performance, reimbursement, compatibility with routine specimen procurement methods, and manufacturing products in testing formats that meet the workflow demands of larger volume laboratories. There are several global companies with whom we compete, as well as regional and local companies focused on particular markets and/or technologies. Some of our principal competitors include, among others, Abbott Laboratories, bioMérieux, Bio-Rad, Danaher, Diasorin, Hologic, Qiagen, Revvity, Roche, Siemens Healthineers, Thermo Fisher Scientific, Waters Corporation (acquired BD Diagnostics division) and Wermerson Immuncor. Some of these competitors have substantially greater financial, marketing and other resources than we have.
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
The competitive strengths that serve as our foundation of success today and can drive future growth include five key aspects, all of which benefit from our talented people and loyal customers:

•Superior customer experience and brand loyalty. Over our more than 80 years supporting the IVD testing needs of our customers, we have developed deep and enduring relationships with our customers. Our service program allows us to retain and grow our customer base by providing an industry-leading customer experience driven by quality of service, innovation and access to a diverse product portfolio. We recently received the Excellence Services Label in our EMEA region. This award is a global ISO-sponsored award recognizing outstanding customer experience. QuidelOrtho is the first medical device company to receive this distinction.
•Strong commercial footprint. We leverage our commercial team of more than 2,500 employees in sales, service and marketing across more than 140 countries and territories to facilitate successful delivery of innovative solutions to meet customer and patient needs across the healthcare continuum.
•POC Leadership. We are a recognized leader in POC diagnostics, providing rapid, accurate and reliable solutions that empower providers to make informed decisions at the moment of care. Our SOFIA and TRIAGE platforms are trusted across urgent care clinics, physician offices and other decentralized settings.

•Manufacturing Scale and Supply Chain Resilience. Many of our proprietary processes are vertically integrated to facilitate reliability and quality advantages. We also have a wide geographic diversity of manufacturing sites as well as a track record of navigating supply chain disruptions and scale-ups.
•Robust R&D and Innovation Capabilities. Our ability to innovate is supported by disciplined R&D processes, deep scientific expertise and a history of developing high-quality assay methodologies and testing platforms. We continue to invest in menu expansion, new platform capabilities, software and connectivity solutions and advanced technologies, such as automation and digital integrations, through a strategic blend of organic and inorganic innovation.
Business Strategy
We are driven to transform diagnostics into action for more people in more places. To achieve this, we serve a broad range of market segments across the healthcare continuum, from medium to large sized centralized laboratories to physicians’ offices and other decentralized settings. While these care settings have traditionally been less integrated, the healthcare landscape continues to become more integrated. This consolidation is bringing together labs, hospitals, physicians’ offices and urgent care clinics into unified healthcare systems. This integration means that success in one care setting often creates opportunities in others within the same system.
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
Our near-term priorities include:

•increasing market share in high-value profit pools where we provide a strong competitive offering;
•building a culture focused on driving sales growth, profitability, cash flow and returns for stockholders;
•aligning incentive structures with both customer and stockholder value creation; and
•developing and executing a comprehensive talent management strategy.

Longer term, we plan to continue to build and enhance our award-winning customer service, invest in platform capabilities and enhance our assay menus. Recognizing the complexity and speed of innovation in these areas, in addition to internal development, where it may be better or more timely in serving our customers, we plan to continue to explore collaborations where we find strategic and financial alignment. This approach helps mitigate risk, accelerate innovation and deliver solutions to market more quickly.
Research and Development
We continue to focus our R&D efforts on the following areas:
•creation of new and improved products for use by our customers, including new and improved assays and software;
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
R&D expenses were $186.2 million, $218.7 million and $245.0 million for fiscal years ended 2025, 2024 and 2023, respectively. We anticipate a continued investment of our financial resources to product and technology R&D for the foreseeable future, with increases and decreases as projects progress through the various development phases.
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
In China and the Asia Pacific region, which includes Japan and India, our employees support sales and marketing activities, primarily for the Point of Care, Labs and Transfusion Medicine business units. In addition, we have created shared service centers in Shanghai, China, Hyderabad, India, and Singapore to support general and administrative, technical support and customer service functions.
In Latin America, our employees support sales and marketing activities in key countries, such as Brazil and Mexico.
Our global team strives to deliver best-in-class customer service and support by surrounding our customers with dedicated and experienced professionals. Our call center team and field application specialists serve as the first line of contact for our customers and are available to provide customer training and ongoing customer support. In addition, our network of field engineers is responsible for installing our instruments and providing onsite customer support if necessary.
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
We derive a significant portion of our total revenues from a few customers and distributors. For fiscal year ended 2025, one customer represented 11% of Total revenues. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 3. Revenue” for more information.
Manufacturing
Our manufacturing operations benefit from our broad global footprint, scale and workforce capabilities. We believe our plant capacity and available space are sufficient to accommodate current growth, maintain quality and support continuity. Our primary manufacturing facilities are located in Carlsbad, California; San Diego, California; Athens, Ohio; Raritan, New Jersey; Rochester, New York; Pompano Beach, Florida; and Pencoed, Wales. We also have a manufacturing facility in Changsha, China.
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
Our Athens, Ohio facility consists of a variety of clean room and chemistry laboratories and customized reagent filling and packaging areas to support the manufacturing at the facility of all products under cGMPs. This facility supports the manufacturing of our molecular nucleic acid amplification products, our living tissue cell culture and antibody-based products, as well as our enzyme linked immunosorbent assays. We use a wide variety of biological and chemical supplies in our manufacturing processes. We also utilize specialized equipment for the lyophilization of reagents, cell culture growth, protein purification and a variety of automation methods for dispensing of antibodies, reagents and solutions. This facility is certified to ISO 13485:2016 and MDSAP medical device standards. Packaging, warehousing and shipping logistics with cold chain storage capability are handled at this facility.
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
Our Rochester, New York facility consists of three sites for slide manufacturing, fluid manufacturing and CNP microwell and equipment manufacturing. The Rochester sites manufacture slides, microwells and fluids used for clinical diagnostic assays run on our VITROS analyzers. Manufacturing capabilities include formulation, lyophilization, filling, coating, slitting, custom featuring, assembly and packaging, all under cGMPs. This facility is certified to ISO 13485:2016 and MDSAP medical device standards and ISO 14001 and is part of the OSHA VPP program for safety. Warehousing and shipping logistics with cold chain storage capability are handled at this facility with products transported to our distribution facilities for onward handling to end customers.
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
Our Changsha, China facility manufactures our VITROS analyzers for distribution to the China market. The manufacturing process of the instruments includes assembly activities, adjustment, release testing and packaging. The facility has Class 8 cleanrooms and Class 7 laboratories, as well as cold chain storage capabilities, and has obtained ISO 13485 certification.
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
Suppliers and Raw Materials
We source raw materials from external suppliers who we believe are reputable and with whom we can maintain strong business relationships. Some materials are available from a single or limited number of sources. We work closely with our suppliers to facilitate supply chain continuity and resilience by (i) partnering with suppliers to invest in additional capacity and inventory,

(ii) diversifying our supply base, where feasible, to reduce reliance on a single source, (iii) building redundancy into our global supply chain and (iv) insourcing activities where strategically and financially advantageous. We regularly evaluate our supply chain for potential gaps and take proactive steps to mitigate risks. Additionally, changes in U.S. trade policies have resulted in higher tariffs applicable to certain non-U.S. suppliers, and we are actively managing these impacts. For more information on our supply chain, refer to Part I, Item 1A, “Risk Factors—Risks Relating to Our Business, Strategy and Operations—Interruptions and delays in the supply of raw materials, components, equipment and other products and services could adversely affect our operations and financial results.”
Collaboration Arrangements
We have various collaboration arrangements, which provide us with the rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaboration partners. These arrangements are often entered into in order to share risks and rewards related to a specific program or product. Our collaboration arrangements include a number of relationships for test development, instrument development and automation track design and distribution.
The Company has the Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The arrangement is governed by the Grifols Agreement, which includes, among other things, a profit and expense sharing arrangement. Under the Grifols Agreement, we share with Grifols the profits from our production and sale of Hepatitis and HIV diagnostics products, along with certain expenses related to the collaboration. Correspondingly, Grifols shares profits with us from its sale of certain antigens and the licensing of certain intellectual property rights, along with certain related expenses. The Grifols Agreement also entitles us to use such intellectual property rights. The majority of the patents underlying these intellectual property rights have expired. Grifols also supplies us with a portion of the antigens used in our production of these diagnostics products. During fiscal year ended 2025, the revenue associated with the use of this patented intellectual property was less than 1% of our total revenues and the expense associated with the antigens supplied to us by Grifols was less than 2% of our cost of goods sold.
The expiration date of the initial 50-year term of the Grifols Agreement is December 31, 2039. In December 2025, we and Grifols initiated discussions to terminate the Joint Business arrangement prior to its scheduled expiration date in 2039. Accordingly, we recorded a charge of $65 million payable to Grifols over a three-year period in Other operating expenses in the Consolidated Financial Statements for the fiscal year ended 2025 to reflect the mutually agreed terms in principle. While we continue to engage in discussions with Grifols and additional information may become available as discussions progress, it is reasonably possible that the ultimate resolution of the termination may differ from the estimated amount accrued, and such an amount could be material to the Consolidated Financial Statements.
Seasonality
Revenues from our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold, flu and RSV seasons, which are typically more prevalent during the fall and winter. Historically, revenues from our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold, flu and RSV seasons. In addition, the SARS-CoV-2 virus is expected to have similar seasonal demands and impacts on our revenues. Revenues related to our respiratory products accounted for approximately 15% of our Total revenues for the fiscal year ended 2025.
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
While most Class I devices are exempt from the premarket notification requirement under Section 510(k) of the FDCA (“510(k)”), manufacturers of most Class II devices are required to submit to the FDA a premarket notification under 510(k) requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance, which can be a lengthy, expensive and uncertain process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from three months to one year to obtain clearance, but may take longer. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests and reference laboratory studies. In addition, modifications or enhancements for existing products that could significantly affect their safety or effectiveness or constitute a major change in the intended use of the device, will require new submissions to the FDA. Class III devices require approval of a PMA application evidencing safety and effectiveness of the device. Data and content requirements for premarket submissions, including 510(k) notifications and PMAs, can change over time. For example, premarket submissions for “cyber devices” must contain certain information about device cybersecurity. “Cyber devices” encompass any device that: (1) includes software validated, installed or authorized by the sponsor as a device or in a device; (2) has the ability to connect to the internet; and (3) contains any technological characteristics validated, installed or authorized by the sponsor that could be vulnerable to cybersecurity threats. We currently market the majority of our diagnostic products in the U.S. pursuant to 510(k) clearances and PMA approvals.
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
In addition, the EU has adopted the EU MDR and the EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices than in the U.S., including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The compliance deadlines for the EU MDR and EU IVDR were May 2021 and May 2022, respectively, and the transition period provided for in the EU MDR for existing certifications issued under the previous Medical Devices Directive ended on May 26, 2024. For certain medical devices, the transition period was extended and is scheduled to end between December 31, 2026 and December 31, 2028, depending on the class of the device and the fulfillment of certain additional conditions (EU 2023/607). The EU IVDR has been applicable since May 26, 2022. In June 2024, the European Parliament and the Council adopted a staggered extension of its transition period, for certain existing certifications, ranging from December 31, 2027 for high risk IVDs, December 31, 2028 for medium risk IVDs, December 31, 2029 for lower risk IVDs and December 31, 2030 for certain provisions concerning devices manufactured and used in health institutions (EU 2024/1860). However, the transition periods might still be subject to change. In 2025, the European Commission held a public consultation and a Call for Evidence on a possible targeted revision of the MDR and IVDR, which would aim to reduce administrative burden and enhance predictability and cost-efficiency. No further details of a possible reform proposal are public and there is no information on next steps on the subsequent legislative process.
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
Other Healthcare Laws
Our products are subject to various healthcare-related laws regulating fraud and abuse, R&D, pricing, sales and marketing practices, and the privacy and security of health information. Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, including Medicare and Medicaid; (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) require the maintenance of certain government licenses and permits. Specific health-care laws and regulations that we may be subject to include:
•the federal Physician Self-Referral Law, which prohibits a physician from making referrals for certain designated health services payable by Medicare or Medicaid to an entity with which he or she (or an immediate family member) has a financial relationship, and prohibits the entity from presenting or causing to be presented claims for payment for those referred services;
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
•the federal civil and criminal false claims laws, including the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the federal Anti-Kickback Statute provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
•the federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers, including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Privacy, Data Security and Data Protection Laws
We are subject to privacy, data security and data protection laws and regulations in numerous jurisdictions, as well as customer-imposed requirements, as a result of having access to and processing confidential, personal and/or sensitive information in the course of our business. Failure to comply with such laws, regulations and requirements could result in reputational damage, regulatory investigations and enforcement actions (including significant fines and orders to cease or change our processing of personal information), and civil claims (including class action litigation). Specific privacy, data security and data protection laws that we and our customers may be subject to include:

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
•U.S. state privacy laws that govern the privacy and data security of personal information, including health information, in certain circumstances. For example, the California Consumer Privacy Act of 2018, as amended by the CCPA, creates individual privacy rights for California consumers and imposes privacy and data security obligations on certain entities that do business in California, including to provide specific disclosures in privacy notices, to provide rights to California residents in relation to their personal information, and to conduct audits for certain higher risk data processing. It also created a new data protection agency, the California Privacy Protection Agency, which is granted full administrative power, authority, and jurisdiction to implement and enforce the CCPA, in addition to the California Attorney General’s existing enforcement authority. Similar laws have gone into effect or passed in other states, though most state laws exempt entities that are subject to HIPAA, unlike the CCPA, which only has a data-level exemption. Comprehensive privacy laws also have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, certain U.S. state laws, such as California’s Confidentiality of Medical Information Act, Nevada’s Consumer Health Data Privacy Law and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically;
•the FTC and U.S. state Attorneys General often rely on Section 5 of the FTC Act and state consumer protection laws, respectively, to enforce inadequate privacy and data security practices. Section 5 of the FTC Act and state consumer protection laws provide the FTC and state Attorneys General, respectively, with broad authority to protect consumers from unfair or deceptive acts or practices;
•in the EEA and U.K., the GDPR and the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation, the U.K. Data Protection Act 2018 and the U.K. Data Use and Access Act, which govern the processing of personal data of individuals in those jurisdictions. Failure to comply with these regimes could result in fines up to the greater of €20 million / £17.5 million or 4% of total worldwide annual turnover of the preceding financial year;
•EU and U.K. rules with respect to cross-border transfers of personal data out of the EEA and the U.K., respectively, which are in flux, including in light of the European Commission’s publishing of revised SCCs in 2021, and the U.K. ICO’s publishing of the IDTA and the Addendum to the SCCs (the “Addendum”) that both came into effect on March 21, 2022, which we must consider and apply, where applicable. When relying on SCCs, the IDTA and/or the Addendum, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs, the IDTA and/or the Addendum in the context of the transfer at stake and, if so, to identify and adopt supplementary measures. Where no supplementary measure is suitable, the data exporter shall avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the U.K., the European Commission has issued decisions to extend prior adequacy decisions permitting the free flow of personal data from the EU to the U.K. until December 2031, by which time additional measures will have to be implemented to comply with the GDPR or transfers of personal data from the EEA to the U.K. will become restricted. With regard to the transfer of data from the EEA to the U.S., the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, permitting the free flow of personal data from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the U.K. to the U.S., the U.K. government has adopted its adequacy decision for the U.K. Extension to the EU-U.S. Data Privacy Framework and the U.K.-U.S. Data Bridge, which recognizes the U.S. as offering an adequate level of data protection where the transfer is to a U.S. company listed on the EU-U.S. Data Privacy Framework and the U.K. Extension. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographic location or segregation of our relevant systems and operations, which could adversely affect our financial results, including because we rely on third parties in other countries;
•evolving privacy laws on cookies and e-marketing. In the EU, while the text of the ePrivacy Regulation is still under development, European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. In the U.K., the ePrivacy Directive was implemented in national law through the Privacy and Electronic Communications Regulations 2003 (“PECR”), and there is similar regulatory scrutiny by the ICO over use of cookies and other tracking technologies. In the U.S., the FTC and many state regulators have increasingly focused on the collection and use of geolocation and other behavioral data, and private litigants are alleging (including via class action litigation) violations of wiretapping and other laws in connection with the use of third-party cookies and tracking technology. As regulators start to enforce a stricter approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities;
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
•enacted or considered legislation similar to the above in other countries around the world, in which we do business, including Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais), Chile’s Personal Data Protection Law, Colombia’s General Regime for the Protection of Personal Data (Ley 1581 de 2012 y Decreto 1377 de 2013), Mexico’s Federal Law on Protection of Personal Data Held by Private Parties (Ley Federal de Protección de Datos Personales en Posesión de los Particulares) and Panama’s Personal Data Protection Law (Ley sobre Protección de Datos Personales), which impose requirements for processing personal data about persons in those jurisdictions; and
•self-regulatory standards that privacy advocacy groups, the technology industry and other industries have established or may establish and various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by them or other third parties, and we may be required or otherwise find it advisable to obtain certain of these certifications or adhere to these standards. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.
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
•certain provisions of the PAMA were implemented by CMS in 2018, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology generally results in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available; and
•the OBBBA enacted changes to Medicaid eligibility, cost-sharing, and financing that could result in relatively lower reimbursement due to decreased beneficiary enrollment and budgetary pressures.
Other Laws and Regulations Governing Our Sales, Marketing and Shipping
We are subject to the FCPA, the U.K. Bribery Act of 2010 (the “Bribery Act”), the Brazilian Anti-Bribery Act (also known as the Brazilian Clean Company Act), China’s Anti-Unfair Competition Law and Criminal Law regime and various other similar anti-corruption and anti-bribery laws. These laws generally prohibit us and our intermediaries from, among other things, offering, promising or making payments to foreign government entities or officials for the purpose of obtaining or retaining business. We are also subject to pertinent U.S. and foreign laws relating to the import and export of finished goods, raw materials and supplies. Such laws and regulations include those relating to customs valuation and classification of products, and failure to accurately classify or value our products could result in penalties, interest, back duties, and delays in importing and exporting of products. We also must comply with various export control and trade embargo laws, regulations, orders and sanctions, which may require licenses or other authorizations for transactions within some countries or with some counterparties. Additionally, we are subject to laws and regulations and certain sustainability requirements applicable to our government contracts, and failure to meet the requirements of these laws and regulations or sustainability requirements, or to comply with government contracts, could result in fines, debarment or exclusion from federal healthcare or global tender programs, or harm our business by a reduction in revenue associated with these customers. We are also subject to audits for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties, or exclusion or debarment from participation in government programs or contracting.
Intellectual Property
The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent, trade secret and trademark protection for commercially relevant technologies, devices, products, tradenames and processes. In the aggregate, our intellectual property is of material importance in the operation of our business. However, although we possess numerous patents, trade secrets and trademarks that are important to our business, we believe that no single patent, trade secret or trademark by itself is material to our business as a whole and we rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our products.

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
It has been our policy to file for patent protection in the U.S. and other select countries for our products, if the economics are deemed to justify such filing and our patent counsel advises that relevant patent protection may be obtained. However, we are aware that the pursuit of patent protection can be expensive and time-consuming, and the ultimate outcome of patent litigation can be uncertain.
We are aware of certain patents issued to various developers of diagnostic products with potential applicability to our diagnostic technologies. We have entered into agreements with certain third parties to license and use their intellectual property, when applicable to our products and services, although no one such license is material to our business as a whole. In the future, we expect that we may require or desire additional licenses from other parties in order to refine our products further and to allow us to develop, manufacture and market commercially viable or superior products effectively.
In addition to existing patents, a large number of individuals and commercial enterprises may seek patent protection for technologies, products and processes in fields in, or related to, our areas of product development. To the extent such efforts are successful, we may be required to obtain licenses and pay royalties or other compensation (some of which may be significant) in order to pursue certain of our future product strategies. Moreover, licenses to such patents may not be available to us at all or may not be available on acceptable terms.
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
In addition to patent and trade secret protection, we also use trademarks and service marks in our business and in conjunction with the sale of our products. We have registered or applied to register certain of those trademarks and service marks in the U.S. and in select foreign countries. Our principal trademarks and the products they cover are discussed above in the section entitled “Business Units and Products.”
Under many of our contractual agreements that involve the sale of our products, we have agreed to indemnify the counterparty against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party attributable to our products sold under those agreements.
Human Capital and Sustainability Strategies
Human Capital Resources
As of December 28, 2025, we had approximately 6,500 employees worldwide, with approximately 3,600 employees in the U.S. and approximately 2,900 employees outside of the U.S. We employ approximately 2,100 manufacturing employees and approximately 2,500 employees in commercial sales, service and regional marketing positions worldwide, including approximately 1,200 service employees. Approximately 16% of our associates globally are covered by a union, collective bargaining agreement or works council, including associates in Austria, Belgium, Brazil, France, Germany, Italy, Spain, Sweden and the U.K. To date, we have experienced no work stoppages and believe that our employee relations are good.
Inclusion and Belonging
Our employees are one of our most important assets and they set the foundation for our ability to achieve our strategic objectives, drive operational execution, deliver strong financial performance, advance innovation, and maintain our quality and compliance programs. The success and growth of our business depend in large part on our ability to attract, retain, develop and motivate a diverse population of talented and high-performing employees at all levels of our organization. We strive to provide a positive work environment for all employees, consultants, contingent workers, vendors and customers. One of the ways we accomplish this is by embracing a variety of experiences and perspectives and being inclusive team players. We are dedicated to fostering a culture that supports diverse talents, experiences and perspectives, and an environment of mutual respect, equity and collaboration that helps drive our business. As a global organization, our unique perspectives, diverse experiences and collective strengths contribute to driving creative solutions, breakthrough innovation and highly productive teams.

We are committed to maintaining an environment of equal employment opportunities for all job applicants and members of our team. We achieve this commitment through a variety of measures, including internal and external posting of job openings, hiring, training and promoting employees based on merit. We prohibit discrimination that is unlawful by federal, state or local law, and are steadfast in taking action to provide equal employment opportunity in accordance with all applicable federal, state and local laws.
In addition, we review Company programs, policies, procedures and activities with inclusion in mind. We have established defined core behaviors, designed to help drive employee satisfaction and empower each employee to bring their best. These core behaviors include: “Thrive Together,” which reflects each individual contributing to their highest potential while working together with the intention to drive meaningful impact; “Embrace Inclusion,” which reinforces the role each team member plays in creating an inclusive and positive work environment; and “Commit to Service,” which reflects our value of serving our customers and communities at the core of everything we do. These all drive back to our final core behavior – “Make it Happen.” We collaborate, prioritize and promote cross-functional alignment, embracing growth, learning and continuous improvement to strengthen our capacity to achieve excellence and win together.
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
Health, Safety and Environmental
Our operations and facilities are subject to various laws and regulations domestically and around the world governing the protection of the environment and health and safety, including the discharge and emissions of pollutants to air and water and the handling, management and disposal of hazardous substances. We are committed to employee health and safety in the workplace. In the U.S., our manufacturing facilities hold various certifications depending on the site. We also maintain health and safety programs conforming to best practices in the diagnostics industry. We are focused on programs designed to minimize risk and protect our employees and communities by employing safe technologies and operating procedures and creating opportunities for employee engagement and input to drive continuous improvement, which in turn can minimize recordable incidents and improve safety across our organization.
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
Sustainability Strategy
We are driven to improve the quality of life for people all over the world through our diagnostic solutions – providing vital health information when and where it is needed most. We champion an authentic culture of service, to empower every employee to do their best. We strive to support practitioners and provide better outcomes for patients by creating innovative products that are efficient, trusted, accessible and environmentally responsible. Through our corporate actions in the areas of environmental sustainability, ethics, corporate and sustainability governance, and supply chain responsibility, we seek to positively impact our communities and stakeholders while driving value for our stockholders.
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
•failure to identify and successfully develop new technologies, products and services and develop new markets;
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
•our inability to achieve anticipated market acceptance of our products;
•significant changes in the healthcare industry and related industries that we serve, including staffing constraints and efforts to reduce costs;
•consolidation of our customer base, the formation of group purchasing organizations and government-sponsored tendering processes;
•inability to successfully identify or consummate strategic transactions, strategic restructurings or divestitures, spin-offs or discontinuances of certain business operations, or to realize the anticipated benefits;
•legal and regulatory risks, reputational harm or other adverse business consequences as a result of implementing artificial intelligence (“AI”) and machine learning technologies;
•risks associated with our non-U.S. operations and international sales, including currency translation risks, the impact of possible new sanctions or tariffs, compliance with customs valuation and classification requirements, trade embargoes or trade wars and compliance with applicable trade measures;
•our inability, or that of our providers or third-party collaboration partners, to protect our information systems in our IT and product systems, and personal and confidential information, including from data corruption, cyber-attacks, security breaches or IT errors;
•interruptions to our third-party IT service providers and/or the inability of our digital solutions to interoperate with certain operating systems;
•our inability to develop, obtain and protect our proprietary technology rights or defend against intellectual property infringement suits against us by third parties;
•our inability to obtain or maintain required clearances or approvals for our products, including approval requirements of the foreign countries in which we sell our products or EUAs on our respiratory products;
•our inability to adequately manage our clinical studies;
•failure to comply with applicable regulations by the FDA and other federal, state and foreign regulatory agencies;
•disruptions at government agencies that prevent them from performing normal business functions or prevent new or modified products from being developed, cleared, approved or commercialized in a timely manner, or at all;
•inability to procure government contracts, including due to government-sponsored tendering requirements, lack of funding, and compliance and penalties risks associated with contracts with government entities;
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
•risks related to our indebtedness;
•our inability to generate cash flow sufficient to service our debt obligations;
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
•the outcomes of disputes and legal proceedings instituted against us;
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
Our diagnostic tests and services compete with similar products made by our competitors. We may not be able to supply customers with products and services that they deem superior or at competitive prices, and we may lose business to our competitors. There are a large number of multinational and regional competitors making investments in competing technologies, products and services, including several large pharmaceutical and diagnostics companies and diagnostic divisions of diversified healthcare companies and conglomerates. We also face competition from our distributors and retail customers as some have created, and others may decide to create, their own products and services to compete with ours. A number of our competitors have competitive advantages, such as substantially greater financial, managerial, technical, R&D, clinical, manufacturing and regulatory resources, capabilities and experience, and more established, larger and broader coverage in marketing, sales, distribution and service organizations and other resources than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. Our operating results could be materially and adversely affected if:
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
•our competitors are able to obtain regulatory approvals for products or services or otherwise deliver competing products to market earlier than us; or
•our competitors offer more competitive pricing or we fail to manufacture or supply, in a cost-effective way, or at all, sufficient quantities of our products to meet customer demand.
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
In order to remain competitive and profitable, we must expend considerable resources to identify and successfully develop new technologies, products and services and develop new markets, and there is no assurance our efforts will be successful or such technologies, products and services or markets will be commercially viable or accepted.
Our ability to retain customers, attract new customers, grow our business and enhance our brand depends on our success in developing and delivering products and services that meet our customers’ needs and expectations. We devote a significant amount of financial and other resources to identifying and developing new technologies, products, services and markets. The development, manufacture and sale of diagnostic products and services and new technologies require a significant investment of resources, such as capital, employee time, offices and R&D and manufacturing facilities, and development of new partners and channels. Furthermore, developing and manufacturing new products and services require us to anticipate customers’ and patients’ needs and emerging technology trends accurately. We have experienced, and may experience in the future, R&D, manufacturing, regulatory, marketing and other difficulties that delay or prevent our introduction of new or enhanced products and services. The R&D process in the healthcare industry generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. In addition, innovations may not be accepted quickly in the marketplace, or at all, because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursements. In the event of such failure, we may need to abandon a product or service in which we have invested substantial resources. For example, in June 2025, we announced plans to discontinue our SAVANNA platform development as a result of several factors, including the results of the SAVANNA RVP4X clinical trial.
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
The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy and, in particular, of the healthcare industry. Demand for our products and services could change more dramatically than in previous years based on funding and reimbursement constraints and support levels from governments, universities, hospitals and the private industry, including laboratories. Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, increases in unemployment rates, inflation, high interest rates, a recessionary environment, instability in financial institutions and budgeting constraints of governmental entities. Disruptions in the U.S., Europe, China or in other geographies, including as a result of the ongoing conflicts in Ukraine and the Middle East, or increasing regulation in emerging markets, such as China, could adversely affect our sales, profitability and/or liquidity.
A deterioration in financial markets, including due to instability in financial institutions, or reduction in confidence in major economies or other macroeconomic developments could affect businesses such as ours in a number of ways. A tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments. Similarly, a tightening of credit may adversely affect our supplier base, increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, and could also impact our operations more directly, including any outstanding or future credit facility or other borrowings. Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and volatility in the capital, credit and commodities markets.

Fluctuations or a decline in sales of our respiratory products could materially and adversely affect our operating results.
A significant percentage of our total revenues is generated from a limited number of our product families. For example, sales of our respiratory products accounted for approximately 15% of our total revenues for the year ended December 28, 2025. Demand for our respiratory products has and may continue to fluctuate or decline as a result of a number of factors, including but not limited to the severity of the respiratory season, the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, the effectiveness of vaccination efforts, and the increased market supply of respiratory products by our competitors. The gross margins derived from sales of our respiratory products are generally significantly higher than the gross margins from many of our other core products. Fluctuations or declines in the sales or revenues of our respiratory products, whether as a result of a mild respiratory season, market share loss or price pressure, obsolescence, regulatory matters or any other reason, could materially and adversely affect our operating results.
A significant portion of our total revenues are from a relatively small number of customers, and if we fail to retain or expand our customer relationships or significant customers terminate or do not renew their contracts, our business, operating results and financial condition could be adversely affected.
A significant portion of our revenues are from sales of products and services to distributors. Although we have many distributor relationships in the U.S. and globally, the market is dominated by a small number of these distributors and as a result, we rely on certain key distributors for the sales of some of our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives are timely found or lost sales to a distributor are taken up by one or more other distributors or in direct sales. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and other suitable distributors may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. In addition, our efforts to distribute our products directly in some markets may be unsuccessful. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products or transition direct markets to distribution could lead to reduced sales.
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
If total revenues from some of our significant customers were to decrease or not continue in any material amount in the future, or if we are not successful in growing our current or new customer relationships or timely transitioning our business to distribution or to direct sales, or from a lost or terminated distributor to one or more new distributors, our business, operating results and financial condition could be materially and adversely affected.
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
Unexpected increases in demand for our products or services or supply shortages could require us to incur additional costs to meet customer demand, or result in an inability to meet demand. These additional costs could involve purchasing or producing a safety stock of components or products, purchasing new machinery, obtaining additional labor resources or even acquiring or constructing new manufacturing facilities. Some supplies require significant ordering lead time and we may not be able to timely access sufficient supplies in the event of an unexpected increase in demand or supply shortage, or the cost of such supplies may be significantly greater. If available, this would increase our capital and other costs, which could adversely affect our earnings and cash resources. Additionally, our reliance on a small number of contract manufacturers and a large number of single and sole source suppliers makes us vulnerable to possible production capacity or other constraints of such suppliers or in their supply chain and reduced control over manufacturing, product availability, delivery schedules and costs.
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
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels, if at all. New or increased quotas, duties or tariffs, or threats or changes in policy with respect to such trade restrictions, may have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in April 2025, the U.S. announced tariffs on imports from most of our trading partners, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, the U.S. has announced potential new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation of imports of personal protective equipment, medical consumables and medical equipment, including devices. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 investigations, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Future trade agreements could also provide our competitors with an advantage over us or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without substantial cost. For example, stringent requirements of the FDA and other regulatory authorities regarding the manufacture of certain of our products may prevent us from quickly establishing additional or replacement sources for the raw materials, products, components or manufacturing services that we use, or from doing so without substantial cost. Further, our suppliers may be subject to regulation or other actions by the FDA and other regulatory authorities that could hinder their ability to produce necessary raw materials, products and components. The implementation of these requirements has caused and will continue to cause increased costs to comply with these requirements and may inhibit our ability to source these materials.
If our current contract manufacturers, suppliers of raw materials and other third-party vendors are unable or unwilling to manufacture or supply our products or components or requirements for raw materials in required volumes and at required quality levels and costs or renew or continue existing terms under supply arrangements, we may be required to replace such manufacturers, suppliers and vendors and may be unable to do so in a timely or cost-effective manner, or at all. Any shortage in our supply of raw materials, equipment or components, or our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our business, financial condition and operating results.
We may experience manufacturing or warehousing problems or delays due to, among other reasons, our volume, specialized processes, natural disasters, public health crises and macroeconomic and geopolitical conditions.
The global supply of some of our products depends on the uninterrupted efficient operation of our manufacturing facilities, and the continued performance of our contract manufacturers, suppliers of raw materials and other third-party vendors under our supply arrangements. Many of our manufacturing processes are complex and involve sensitive scientific processes involving the use of unique and often proprietary antibodies and other raw materials that cannot be replicated or acquired through alternative sources without undue delay or expense. Other processes present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, our manufacturing processes require complex and specialized equipment, which can be expensive to maintain, repair or replace with required lead times of up to a year or more.
The manufacturing of certain of our products is concentrated in one or more of our manufacturing plants or those of our contract manufacturers, with no or limited alternate facilities. We have significant operations in California, near major earthquake faults and areas vulnerable to wildfire, which make us susceptible to earthquake and fire risk. We also have significant operations in Rochester, New York, Raritan, New Jersey, Pencoed, Wales, Pompano Beach, Florida, Athens, Ohio, and Changsha, China. Severe weather, natural disasters, public health crises, fires, power shortages or outages, terrorism, political change or unrest, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors, damage to our equipment or one or more of our facilities, catastrophic events or other events outside of our control, or any other event that negatively impacts our manufacturing process, facilities, systems or equipment, or the process, facilities, systems or equipment of our contract manufacturers, suppliers or other third-party vendors on which we depend, could delay, reduce, suspend or terminate production of products or the release of new products, result in the delivery of inferior products or otherwise cause significant disruption to our operations. In such circumstances, our revenue would decline and we could incur losses until such time as we or our contract manufacturers, suppliers or other third-party vendors are able to restore or rebuild our or their production processes or we are able to put in place alternative contract manufacturers, suppliers or third-party vendors. Similarly, any disruption or other operational challenges to one of our primary warehouse facilities could result in decreased revenue or increased costs given the challenge in finding suitable alternative facilities.
Our collaboration arrangements may not operate according to our business strategy and if we are unable to maintain our collaboration arrangements, or if these collaboration arrangements are not successful, our results of operations could be materially adversely affected.
As part of our business, we are party to collaboration arrangements with other companies and we may enter into additional collaboration arrangements in the future. The nature of a collaboration arrangement requires us to share control over significant decisions with unaffiliated third parties. Since we do not exercise exclusive control over our current or future collaboration arrangements, we may not be able to require our collaboration arrangement partners to take actions that we believe are necessary to implement our business strategy. Differences in views among collaboration arrangement partners may result in delayed decisions, failures to agree on major issues, or breaches or termination of our collaboration agreements. Additionally, disputes between us and our collaboration arrangement partners could also result in litigation or other legal proceedings, which can be expensive and time-consuming. If these differences or disputes cause our collaboration arrangements to be terminated or deviate from our business strategy, our results of operations could be materially adversely affected.
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
Leases, rather than sales, of instruments under our reagent rental model have the effect of reducing cash flows during the initial part of the applicable contract as we support those commercial transactions until we are able to recover our investment over the life of the contract. The use of upfront cash in connection with this model causes our cash flows to fluctuate from quarter to quarter and may have a negative effect on our financial condition.
We may not achieve anticipated market acceptance of our products by customers and this would have a negative effect on future sales.
We maintain customer relationships with numerous physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, universities, retail clinics, pharmacies, wellness screening centers, other POC settings, blood banks and donor centers, individual, non-professional OTC customers and other customers. We believe that sales of our products depend significantly on our customers’ confidence in, and recommendations of, our products. In addition, in a number of cases, our success depends on technicians’ acceptance and confidence in the effectiveness and ease-of-use of our products and services, including our new products. If we do not capture sales at the levels anticipated, our total revenues will not be at the levels that we expect and the costs we incur or have incurred may be disproportionate to our sales levels.
In order to achieve acceptance by healthcare professionals, we seek to educate the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products and services compared to alternative products. Acceptance of our products also requires effective training of healthcare professionals in the proper use and application of our products. Failure to effectively educate and train our technician end-users, continue to develop relationships with leading healthcare professionals or achieve anticipated market acceptance from healthcare providers or other customers with respect to the use of our diagnostic products could result in lower acceptance or fewer recommendations of our products, which may adversely affect our sales and profitability.

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes, including staffing constraints and efforts to reduce costs, which could adversely affect our business, financial condition and results of operations.
Many of our customers, and the end-customers to whom our customers provide products, rely on private or government funding of and reimbursement for healthcare products and services and research activities. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans and federal Medicare and Medicaid, to reimburse all or part of the cost of the procedure, and these payors may reduce or modify reimbursement rates. For example, CMS implemented certain provisions of PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. The revised reimbursement methodology under PAMA generally results in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available. Further, the OBBBA enacted changes to Medicaid eligibility, cost-sharing and financing that could result in relatively lower reimbursement due to decreased beneficiary enrollment and budgetary pressures. Such changes in the U.S., healthcare austerity measures in Europe and other potential global healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-customers of our products and services and/or the volume of medical procedures using our products and services. Third-party reimbursement and coverage may not be available or adequate in either the U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, legislative amendments, regulation or reimbursement policies of third-party payors may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.
Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services. Health insurance premiums, co-payments and deductibles have also generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. Further, healthcare staffing constraints may affect the prioritization of health care services.
Each of these changes may cause participants in the healthcare industry to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products or services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. Moreover, we believe the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services.
Any of the factors described above could adversely affect our business, financial condition and results of operations.
Consolidation of our customer base, the formation of group purchasing organizations and government-sponsored tendering processes could materially adversely affect our sales and results of operations.
Consolidation among healthcare providers and the formation of group purchasing organizations and, with respect to our international operations, government-sponsored tendering processes, have put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations or required us to provide lower pricing in the tendering or contracting process. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us or if we fail to have our pricing terms accepted in the tendering or contracting process, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts or have our pricing terms accepted in the tendering or contracting process, they may be on terms that negatively affect our current or future profitability. For example, the Chinese government has started to expand its volume-based procurement (“VBP”) program to diagnostics at the provincial level, which aims to lower prices in exchange for high volume purchases. Some of our immunoassay products fall within the VBP scope in Anhui Province in China, and additional VBP programs can or may be expanded or adopted in China, which could result in other products falling within the scope of the programs, which could materially affect our revenues and margins in China. Furthermore, given the average industry contract length for our clinical labs and transfusion medicine businesses is five to seven years, if we are unable to enter into a contract with a new customer or renew a given contract with an existing customer, it may be several years before we have an opportunity to acquire or reacquire, as applicable, such customer’s business, which may have a material adverse effect on our results of operations in the interim period.
We may engage in strategic transactions, including acquisitions, investments, joint ventures, licensing arrangements and other strategic relationships, undertake strategic restructurings or divest, spin-off or discontinue certain business operations, and may not successfully identify or consummate these strategic transactions; therefore, we may not realize the anticipated benefits of these transactions, if any.

We may seek to grow or diversify into priority growth areas through strategic transactions, such as acquisitions, investments, joint ventures, licensing arrangements or other strategic relationships. For example, in June 2025, we announced our intent to acquire LEX Diagnostics. However, we may not successfully identify appropriate acquisition targets or strategic relationships to pursue. Even if we identify appropriate acquisition targets or strategic relationships, we may not be able to obtain acceptable financing, consummate transactions or obtain agreements with favorable terms, if at all. Our due diligence reviews of our acquisition targets or potential strategic partners may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential legal or regulatory exposure resulting from an acquisition target’s or potential strategic partner’s previous activities as well as potential vulnerability to cybersecurity risks. Further, we may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities, and strategic transactions may divert management’s attention and resources from our existing operations. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, retaining key technical and management personnel, complying with regulatory requirements, or managing strategic investments and partnerships. Furthermore, acquisitions may, at least in the near term, be dilutive and reduce our earnings and margins due to product, integration and transaction costs, financing expenses and the time required to realize anticipated synergies. Additionally, we may not achieve the benefits we anticipate for a given strategic transaction in the amount or timeframe anticipated, if at all. Any of the foregoing could adversely affect our business and results of operations.
We may also make strategic divestitures or spin-off or discontinue certain business operations from time to time if certain of our businesses do not meet our strategic, growth or profitability objectives. For example, in February 2024, we initiated a plan to transition out of our U.S. donor screening portfolio through the wind-down of the VIP platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. Additionally, in June 2025, we announced our plan to discontinue the development of the SAVANNA platform. Divestitures or spin-offs may result in continued financial involvement in the divested or spun-off businesses, such as through guarantees, indemnity obligations or other financial arrangements, following those transactions. Under these arrangements, nonperformance by those divested or spun-off businesses could result in financial obligations imposed upon us and could affect our future financial results. We may also need to provide transition services to the buyer or a spun-off entity for an extended period of time following the closing of the transaction, which may cause us to incur unanticipated costs and distraction. There can be no assurance that we will be able to complete any such divestiture or spin-off on terms favorable to us, or achieve the anticipated benefits. The divestiture, spin-off or discontinuance of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations.
We may also undertake initiatives to restructure or streamline our operations in order to achieve cost savings and improve operational efficiency. For example, in the second quarter of 2025, we launched the Optimization Plan that aims to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027, and the Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. However, the timing, magnitude and nature of costs associated with implementing a restructuring initiative and the resulting cost savings are uncertain. We may incur costs beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial, which could adversely impact our results of operations for the periods in which those adjustments are made. Additionally, there can be no assurance we will realize the intended benefits of a strategic restructuring on the expected timeline, or at all. Failure to successfully execute the Optimization Plan or any other strategic restructuring on a timely basis, or the failure to realize the expected benefits of such strategic restructuring or mitigate associated risks and disruptions, may have a material adverse effect on our business, financial condition and results of operations.
We have been incorporating AI into our internal operations and may incorporate AI into our products and services. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our internal operations and may incorporate AI into our products and services, which may enhance their operation and effectiveness internally and for our customers, suppliers and patients. AI development and deployment practices could subject us to competitive harm, reputational harm, increased cybersecurity risks, regulatory enforcement and legal liability. We also may face challenges relating to data provenance and consent, model bias and drift monitoring, governance over updates to adaptive algorithms, and transparency and post‑market monitoring expectations. Use of third‑party data or models could give rise to intellectual property or privacy claims. Emerging frameworks (including predetermined change control plans for AI or machine learning) may increase costs or delay adoption. If we fail to incorporate AI that meets our internal and customer needs, we may fail to recoup our investments, and our competitive position and reputation may be adversely impacted. Furthermore, there can be no assurance that we or our customers will realize the expected benefits from our implementation of AI. AI innovation presents risks and challenges that could impact our business. Our, or our vendors’, AI algorithms may be flawed. Our datasets or AI training algorithms may be insufficient or contain biased information. The use of AI may also create new cybersecurity vulnerabilities. Additionally, use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. The legal and regulatory landscape surrounding AI and machine learning technologies is rapidly evolving and uncertain. Many countries and regions, including the EU and various U.S. states, have enacted or proposed laws and regulations related to the use of AI and machine learning technologies. Moreover, some AI features involve the processing of personal data and may be subject to laws and regulations related to privacy and data protection. These laws and regulations may impose onerous obligations on us and may require us to rework or reevaluate improvements to be compliant, which may result in the development of products that are subsequently unacceptable under new or revised regulatory frameworks. Given the rapid rate of change and the often uncertain scope, interpretation and application of these laws and regulations, which may be in conflict across jurisdictions, we may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will address AI or otherwise ensure compliance with these frameworks. Failure to appropriately conform to this evolving landscape may result in legal liability, regulatory action or reputational harm.
Risks Relating to Our International Operations
As a global business, we face risks relating to our non-U.S. operations and international sales, including inherent macroeconomic, geopolitical and regulatory risks, that could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.
We conduct our business on a global basis, as our products are sold internationally, with the majority of our international sales to our customers in our EMEA and China regions. Our international operations are subject to inherent macroeconomic, geopolitical and regulatory risks and a range of diverse regulatory requirements, the occurrence of which, including those over which we have no control, or failure to comply with these regulatory requirements, could adversely impact our financial performance, cause interruptions in or suspensions of applicable international business operations, impede our international growth and operations, cause reputational harm, and subject us to civil or criminal fines and penalties, other remedial measures and legal expenses.
These risks include, among others:
•compliance with multiple different registration requirements and new and changing product registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;
•compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including regulations in the U.S., EU, China and other jurisdictions impacting the marketing of our products, laws on import/export limitations, data protection and cybersecurity, the FCPA, and foreign and local laws prohibiting bribery and corrupt payments to governmental officials, including anti-corruption laws in China;
•lost revenue as a result of macroeconomic developments, including inflationary environments and recessionary fears;
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
•U.S. or international sanction regimes, including current and future regulations and sanctions that limit the countries in which our products may be manufactured or sold and the parties and financial institutions with which we can transact, increase the cost of conducting business in these countries, or restrict our access to, or increase the cost of obtaining, products from foreign sources;
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
•import and export duties, changes to import and export regulations, customs regulations and processes, including customs valuation and classification requirements, and restrictions on the transfer of funds, including currency controls;
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
We transact business in numerous countries around the world and expect that a significant portion of our business will continue to take place in international markets. Because our financial statements are presented in U.S. dollars, we must translate earnings as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Furthermore, many of our local businesses generate revenues and incur costs in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of foreign currency fluctuations. Accurately predicting the effects of exchange rate fluctuations upon our future operating results is difficult because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, our profitability could be affected by fluctuations in foreign exchange rates. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, results of operations and cash flows. We have entered into hedging agreements to address certain of our currency risks and intend to utilize local currency funding of expansions when appropriate, but these may not mitigate risks, fully or at all.
Risks Relating to Our IT Systems
Our ability, or that of our providers or third-party collaboration partners, to protect our information systems in our IT and product systems, and personal and confidential information, including from data corruption, cyber-attacks, security breaches or IT errors, is critical to the success of our business.
We are highly dependent on IT networks and systems, including our office networks, operational environment, special purpose networks, systems and software used in or to provide our products and services, including operating our instruments, automation systems and other devices, whether internally developed or by third parties and collaboration partners, and those networks and systems managed by vendors or third parties, including cloud/SaaS platforms supporting connected instruments, to securely collect, process, transmit, disclose, share, use and store electronic information (including sensitive personal information and proprietary or confidential information) (collectively, “information systems”). Our information systems may prove inadequate to meet our business needs and necessary upgrades may not be available or operate as designed, which could result in excessive costs or disruptions in portions of our business. Additionally, device cyber requirements and post-market vulnerability management expectations may affect our products’ time-to-market, product updates and costs. Like any large corporation, from time to time the information systems on which we rely, including those controlled, developed and managed by third parties, are subject to computer viruses, malicious software, attacks by hackers, ransomware, supply-chain compromises, credential theft and attacks targeting our enterprise and manufacturing environments, product vulnerabilities, security breaches and other forms of cyber intrusions or unauthorized access, any of which can create system disruptions, shutdowns or unauthorized disclosure of personal or confidential information, all of which can take time and be costly to remediate, affect our ability to sell the affected product or service, and expose us to damages. In addition, a security breach that impacts personal information could require us to comply with breach notification requirements under applicable data privacy and security laws, result in litigation (including class action litigation) or regulatory action, or otherwise subject us to liability under those laws.
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
We attempt to mitigate the above risks by employing a number of measures, including implementing technical, physical and organizational security measures, monitoring and testing our security controls, conducting employee training and maintaining protective systems and contingency plans. Further, our contractual arrangements with third-party collaboration partners and service providers aim to appropriately mitigate third-party cybersecurity risks. We also maintain insurance coverage for cybersecurity incidents, although it may not be adequate or cover all incidents. It is impossible to eliminate all cybersecurity risk and thus our information systems, products and services, as well as those of our third-party collaboration partners and service providers, remain potentially vulnerable to known or unknown threats. Additionally, our information systems and those of our third-party collaboration partners and service providers may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages and system failures.
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
We rely on a small number of third-party service providers to host and deliver our cloud-based solutions. We do not control the hosting of these solutions, including data center facilities, or our or other parties’ access to the Internet. These facilities are vulnerable to damage or interruption from improper software updates, configuration errors, other service providers, severe weather, natural disasters, fires, power loss, telecommunications failures, global pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any interruptions or delays in services from these service providers could impair the delivery of our cloud-based solutions and negatively impact our business.
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
Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new proprietary technology and the improvement of existing technology, and our competitive position is therefore heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses to proprietary technology from others. We own significant intellectual property, including patents, patent applications, trade secrets, know-how and trademarks in the U.S. and certain other countries. We make strategic decisions on whether to apply for intellectual property protection and the types of protection to pursue based on a cost-benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used or into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S.
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
In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (“IPR”). In many IPR challenges, the U.S. Patent and Trademark Office (the “PTO”) may cancel or significantly narrow issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have an adverse effect on our business, financial condition and results of operations. Similarly, changes in patent laws and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent owner can request unitary effect, thereby getting a European patent with unitary effect (a “Unitary Patent”). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that we request to be treated or obtain as Unitary Patents remain under the jurisdiction of the UPC and may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.
Certain of our intellectual property rights are held through license agreements and collaboration arrangements with third parties. If we cannot retain these agreements or arrangements, we may not be able to sell, develop or commercialize certain of our products. We also rely on trade secrets and certain other know-how and unregistered rights in and to our products, and it is possible that others will independently develop the same trade secrets, know-how and unregistered rights or obtain access to our trade secrets, know-how and unregistered rights. We license some of the rights to use our patents, trade secrets and know-how to third parties. Further, we rely on confidentiality agreements, intellectual property assignment agreements and other similar arrangements with our employees, consultants, advisors, collaborators and other persons who have access to our proprietary and confidential information, which may not be enforceable or provide meaningful protection for our proprietary technology information in the event of unauthorized use or disclosure or other breaches of the agreements, or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to our brands and the names of some of our products, each providing different levels of protection. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.
If we cannot continue to improve upon or develop, obtain and protect proprietary technology, we may lose market share or need to reduce prices as a result of competitors selling lower priced or technologically superior products or services that compete with our products. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including failure to file patent or trademark applications successfully or at all, failure to obtain licenses on commercially reasonable terms if at all, failure to retain intellectual property rights, including upon termination of our licenses or collaboration agreements, or failure to police our intellectual property, including through our licensees, could adversely affect our business, results of operations and financial condition.
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
Companies in or related to our industry often aggressively protect and pursue their intellectual property rights. We have been subject to litigation with parties that claim, among other matters, that we infringed their patents or misappropriated intellectual property rights. As the number of companies with which we compete grows and the functionality of products and technology in different industry segments overlap, the risk of third-party infringement claims increases. We have hired and will continue to hire individuals or contractors who have experience in medical diagnostics and these individuals or contractors may have confidential trade secret or proprietary information of third parties. These individuals or contractors may use third-party information in connection with performing services for us or otherwise reveal third-party information to us. For these and other reasons, we could be sued for misappropriation of proprietary information and trade secrets. Such claims are expensive to defend and could result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations. In addition, to the extent that individuals or contractors apply technical or scientific information independently developed by them to our projects, disputes may arise as to the proprietary rights to such technical or scientific information and may result in litigation.

Our customers may also be sued by other parties that claim that our products have infringed their patents or misappropriated their proprietary rights or that may seek to invalidate one or more of our patents. The defense and prosecution of patent and trade secret claims are both costly and time-consuming and could divert management’s attention from other business matters. Moreover, an adverse determination in any of these types of disputes could prevent us from developing, using, manufacturing or selling some of our processes or products and services; limit or restrict the type of work that employees involved with such products may perform for us; require us to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all; subject us to significant liability in the form of royalty payments, penalties, special and punitive damages and attorneys’ fees; cause our customers, including distributors, or end users to reduce or terminate purchases of our products or services; or require us to re-design our products or processes, any of which could materially and adversely affect our business, financial condition and results of operations.
In addition to the foregoing, we may also be required to indemnify certain customers, distributors and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another person’s proprietary rights. Further, our products and services may be provided or may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required or financially able to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.
Risks Relating to Government Regulation
Regulation of Our Industry and Products
Some of our respiratory products were authorized by the FDA through an EUA and the loss of such authorization could have a material adverse effect on our business, results of operations, financial position and cash flows.
The FDA can authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances after the HHS Secretary has made a declaration of emergency justifying authorization of emergency use, as further described in Part I, Item 1, “Business—Government Regulations” of this Annual Report. These EUA standards for marketing authorization are lower than if the FDA had reviewed our tests under its traditional marketing authorization pathways, and our EUA-approved tests may not be cleared or approved under those more onerous clearance and approval standards. The FDA has also established certain conditions of the EUA, including labeling and marketing requirements, which may be unclear and are subject to change. Some of our respiratory products were initially authorized or are currently authorized by the FDA under EUAs.
HHS intends to publish advance notice of termination of each EUA declaration pertaining to medical devices in the Federal Register 180 days before the day on which the EUA declaration is terminated. HHS has not yet published such notice of termination for the EUAs we hold. While we have obtained traditional premarket clearance for some of our respiratory products by submitting de novo and 510(k) submissions, the loss of one or more of our EUAs for our respiratory products that remain on the market pursuant to an EUA, if we are unable to timely obtain traditional premarket clearance, could have a material adverse effect on our business, results of operations, financial condition or cash flows.
If we are unable to obtain or maintain required clearances or approvals for the commercialization of our products in the U.S. and certain foreign countries where we intend to sell our products, we will not be able to sell those products in such jurisdictions, which could negatively impact our results of operations.
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
Outside the U.S., commercialization is subject to diverse and evolving regulatory regimes, including, for example, the EU IVDR, Health Canada licensing and the NMPA in China. These regulatory regimes may require local clinical evidence, language- and country-specific labeling, post-market surveillance and vigilance reporting, and periodic renewals or new registrations for variations. Timelines, standards of review, and enforcement approaches differ by jurisdiction and are subject to change; authorities may suspend, revoke or impose conditions on existing authorizations, require product modifications or prohibit marketing.
Our results of operations would be negatively affected by failures or delays in the receipt of regulatory authorizations, approvals or clearances, changes in laws and regulations, the loss of previously received authorizations, approvals or clearances or the placement of limits on the manufacture, marketing and use of our products.
In addition, the advertising, marketing and labeling of medical devices are highly regulated by the FDA and FTC and regulators in other jurisdictions. Our efforts to promote our products, including via direct-to-consumer marketing or social media initiatives, could subject us to additional scrutiny of our communications, including those providing risk information, benefits or claims, by the FDA, FTC or both in the U.S. and regulators in other jurisdictions.
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
Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including development, manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, physician interaction and record-keeping. Any material failure by us to comply with such applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on our ability to conduct or expand our operations or the cessation of all or a portion of our operations.
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
The ability of the FDA to review and approve new or modified products in the U.S. can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of these factors. In addition, government funding of other government agencies, such as those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time it takes for new or modified medical devices and biologics to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our submissions, which could have a material adverse effect on our business. The FDA has also been subject to reorganizations and reductions in force that could impact the agency’s activities, including the conduct and closeout of inspections, enforcement actions, and reviews of premarket submissions for marketing authorization. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain funding necessary to properly capitalize and continue our operations.
We may encounter challenges entering into contracts with government entities due to government-sponsored tendering requirements, and any contracts that we have entered into or will enter into with government entities may involve future funding, compliance and penalties risks.
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
In addition, any government contract that we have entered into or will enter into may expose us to higher potential liability than do other types of contracts due to government funding shortfalls, the government’s right to terminate for convenience, heightened legal compliance requirements, challenges from other industry participants, and our inability to meet key deliverables and milestones. Government funding applicable to our government grant contracts may be limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate funding availability. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, the FCA, the Procurement Integrity Act, the Buy American Act and the Trade Agreements Act. Government contracts subject us to government audits, compliance investigations and oversight proceedings. Government agencies routinely review and audit government contractors or other vendors to determine whether they are complying with applicable contractual and legal requirements. Implementing policies, procedures and controls relating to the accounting and recordkeeping requirements is expensive and time-consuming. If we fail to comply with the requirements relating to any government contract that we have entered into or will enter into, or we fail an audit, we could be subject to various penalties, including monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The failure to meet key deliverables, milestones or compliance requirements could harm our reputation and may have a materially adverse impact on our business operations and our financial position or results of operations.
If one or more of our products is claimed to be defective or does not comply with applicable regulations, we could be subject to claims of liability and harm to our reputation that could adversely affect our business.
Our product development and production processes are complex and could expose our products to defectiveness claims or claims that they do not comply with applicable regulations. Alleged manufacturing and design defects or regulatory non-compliance could lead to recalls (either voluntary or required by the FDA or other government authorities) and could result in the removal of one or more of our products from the market. Similarly, our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis or treatment of a patient and could lead to allegations that our products have caused injury or are found to be unsuitable for their intended use. Our immunohematology business in particular is subject to the risk of product liability claims, as even the slightest inaccuracies in a specimen’s analysis can lead to critical outcomes in the life of a patient, thereby leaving little to no room for error in the precision and accuracy of such testing. In addition, our marketing of monitoring services may cause us to be subject to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death, or, in the case of our toxicology monitoring services, the imposition of criminal sanctions. The risk of a product liability claim is also heightened for at-home tests that may be purchased and administered by the end-user customer and not a medical professional and our communication of risk information, benefits or claims, which is highly regulated by the FTC and the FDA, could be alleged to be misleading or erroneous. If the FTC or the FDA alleges or establishes that any of our communications are misleading, we could be subject to litigation and material penalties and fines.
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
These laws and regulations, among other things, constrain our business, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer value programs and other business arrangements, as well as interactions with healthcare professionals through consultant arrangements, product training, sponsorships or other activities. Efforts to support compliance of our third-party business arrangements with applicable healthcare and other laws and regulations involve substantial costs. Due to the breadth of these laws, the narrowness of available statutory exceptions and regulatory safe harbors, and the range of interpretations to which they are subject, governmental authorities may conclude that our business practices do not comply with healthcare laws and regulations.
To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, the medical device industry’s relationship with physicians has been under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”), the state attorneys general and other foreign and domestic government agencies. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of federal or state governments, with potential liability under the FCA, including mandatory treble damages and significant per-claim penalties. Additionally, as a result of these investigations and qui tam actions, we may need to agree to additional compliance and reporting requirements as part of a consent decree, corporate integrity agreement or other type of government resolution. Any such investigation, or failure to comply with such investigation, including those led by the OIG or the DOJ, or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, reputational damage and be costly to respond to.
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
We are exposed to significant risks in relation to compliance with anti-bribery and anti-corruption laws and regulations and economic sanctions programs.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. federal and state governments and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies and individual directors, officers, employees, agents, partners and other intermediaries working on our behalf, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA, the Bribery Act and the Brazilian Anti-Bribery Act, among others, and economic and trade sanctions, including those administered by the United Nations, the EU, China, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State. The FCPA

prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We or our intermediaries may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel or intermediaries into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. The FCPA also contains accounting provisions requiring issuers of securities listed in the U.S. to make and keep books and records that accurately and fairly reflect the transactions and dispositions of the assets of the company, and to devise and maintain an adequate system of internal accounting controls. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Under China’s Anti-Unfair Competition Law and Criminal Law regime, China has launched an intensified nationwide anti-corruption campaign in the healthcare sector, with strengthened enforcement actions and stricter regulations on both healthcare professionals and enterprises, which has delayed and could continue to delay the processing of public tenders or installations of certain of our instruments, which may have a negative impact on our commercial activities. Economic and trade sanctions restrict our transactions or dealings with certain sanctioned countries, territories and designated persons, absent authorizations or exemptions under applicable law, such as OFAC’s licenses permitting certain humanitarian trade.
While we endeavor to have a strong culture of compliance and an adequate system of internal controls, including procedures to minimize and detect fraud in a timely manner, as well as processes for complying with OFAC authorizations or exemptions, our policies and procedures may not be followed at all times or effectively detect and prevent violations of applicable laws by one or more of our employees, consultants, agents or partners or other intermediaries working on our behalf and, as a result, we could be subject to criminal, civil and administrative penalties, including prohibitions on the conduct of our business in certain jurisdictions, debarment or exclusion from federal healthcare or global tender programs, and other material adverse consequences on our business, financial condition or results of operations.
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
In the ordinary course of business, we collect, process, transfer, disclose, share and use personal and confidential information, including information relating to customers, employees and business contacts. These activities subject us and our partners to federal, state and foreign privacy, data security and data protection laws, regulations, guidance, self-governing rules, industry standards, contractual requirements and other obligations as further described in Part I, Item 1, “Business—Government Regulations” of this Annual Report.
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

Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and data security concerns, even if unfounded, could result in significant cost and liability to us, including civil and/or criminal penalties, injunctions, fines and exposures to private litigation (including class action litigation), as a cost of doing business, or due to new or increasing fines or penalties for violations, damage our reputation, and adversely affect our business and results of operations. Further, a cyber-attack or other security breach affecting personal information, including health or employee information, could also result in significant legal and financial exposure and reputational damage that could potentially have an adverse effect on our business, including limiting our ability to process personal information or to operate in certain jurisdictions.
We monitor the evolving privacy, data security and data protection landscape to support our efforts to comply with the requirements in the countries in which we do business. However, the costs of compliance and risks of enforcement may increase over time, and any of the foregoing could adversely affect our business, results of operations and financial condition.
We are subject to U.S. and foreign tax laws, and changes to such tax laws or differing interpretation of those laws by the relevant governmental authorities could adversely affect us.
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where we do business have had an enhanced focus on issues related to the taxation of multinational corporations. These agencies are striving to define, legislate and enforce inappropriate “base erosion and profit shifting” by means of payments between affiliates in different taxing jurisdictions at disparate rates. Thus, the tax laws in the U.S., the U.K. and other countries in which we do business could change on a prospective or retroactive basis, and any such significant changes could adversely affect our financial statements. For example, on July 4, 2025, the OBBBA was enacted in the U.S., which included, among other things, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework.
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
We may need to seek to raise funds through the issuance of public or private debt or the sale of equity to achieve our business strategy or for other business purposes. In addition, we may need debt or equity financing to complete acquisitions. If we raise funds or acquire other technologies or businesses through issuance of equity, this could dilute the interests of our stockholders. Such financing activities may also depress the market price of shares of our common stock and impair our ability to raise capital through the sale of additional equity securities. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial performance and condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when we cannot otherwise raise additional capital or issue additional debt on acceptable terms, or at all.
Our indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.
Our Credit Agreement governs our senior secured credit facilities, which consist of (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. As a result of our indebtedness, a portion of our cash flows are required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs. As of December 28, 2025, we had total indebtedness of $2.65 billion, and we had availability under our Revolving Credit Facility of $596.6 million (net of $23.4 million of outstanding letters of credit and $80.0 million borrowings outstanding).
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
Furthermore, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. Recently, interest rates have increased from historically low levels. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into a series of interest rate swap agreements to hedge our interest rate exposures related to our variable rate borrowings under the credit facilities; however, it is possible that these hedging instruments or any future hedging instruments we enter into may not fully or effectively mitigate our interest rate risk and we may decide not to maintain hedging instruments in the future.
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
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates.
In addition, the Credit Agreement requires us to comply with two financial covenants consisting of a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement). Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Borrowings” for more information related to our financial covenants.
Our ability to comply with these covenants may be affected by financial, business, economic, regulatory and other circumstances and events beyond our control, such as prevailing economic conditions, changes in regulations and industry conditions, and we may not be able to comply with such covenants. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues or greater costs than budgeted. The covenants under the Credit Agreement also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. Further, in order to respond to market conditions, or if we are unable to comply with any of the covenants, we may need to seek an amendment or waiver from our lenders of various provisions in the Credit Agreement and we may not be able to obtain such an amendment or waiver on reasonable terms, if at all. Additionally, our costs under these agreements would likely increase. A breach of any of the covenants under our Credit Agreement could result in an event of default, which could result in the accelerated payment of outstanding indebtedness or foreclosure on our assets pledged to secure the indebtedness and we could be forced into bankruptcy or liquidation, which would have a material adverse effect on us.
Risks Relating to Our Employees
We may have difficulty attracting, motivating and retaining executives and other key employees.
Our success depends in part upon our ability to attract, motivate and retain executives and sales, marketing, manufacturing, technical, scientific, technology and other key personnel. Competition for qualified personnel can be intense, both in the industry in which we operate and where our operations are located. As a result, we may not be able to attract or retain executives or key employees. The loss of any executive or other key personnel, particularly key manufacturing, R&D and technical personnel, could harm our business and prospects and could impede the achievement of our R&D, operations or strategic objectives. In addition, there could be disruptions to or distractions for the workforce and management, including in connection with leadership transitions or activities of labor unions or works councils. While we may employ the use of certain retention programs, they may not prove to be successful. Furthermore, we may be required to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to our business, which may adversely affect our business.

If we are required to make unexpected payments to any defined benefit plans or other post-employment benefit plans (“Benefit Plans”) applicable to our employees, our financial condition may be adversely affected.

We have certain defined benefit plans and related plan assets for employees of our non-U.S. subsidiaries. We also have one non-U.S. post-employment benefit plan and a replacement retiree health care reimbursement plan for certain U.S. employees, which is funded on a pay-as-you-go basis and not accepting new participants. Our unfunded defined benefit plan liabilities amounted to approximately $14.4 million as of December 28, 2025, and while we do not believe the liabilities in relation to these plans are significant, they must be satisfied as they mature from our cash resources. In jurisdictions where the Benefit Plans are intended to be funded with assets in a trust or other funding vehicle, we expect that, while not significant, the liabilities will exceed the corresponding assets in each of the plans. Various factors, such as changes in actuarial estimates and assumptions (including in relation to life expectancy, discount rates and rates of return on assets), as well as actual return on assets, can increase the expenses and liabilities of the Benefit Plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and, as a result, we may be required to increase the cash payments we make in relation to these Benefit Plans.
We could also be required in some jurisdictions to make accelerated payments up to the full buy-out deficit in our Benefit Plans, which would likely be far higher than the normal ongoing funding cost of the plans. Our operations and financial condition may be adversely affected to the extent that we are required to (i) make any additional payments to any Benefit Plans in excess of the amounts assumed in our current projections and assumptions or (ii) report higher Benefit Plan expenses under relevant accounting rules.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
As of December 28, 2025, we had approximately 6,500 employees located around the world consisting of commercial, supply chain, quality, regulatory and compliance, R&D and general administrative personnel. As of such date, approximately 16% of our employees globally were covered by a union, collective bargaining agreement or works council. Historically, we have not experienced work stoppages; however, in the future, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, future negotiations with unions or works councils in connection with existing labor agreements may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) break down and result in the disruption of our operations. The occurrence of any of these outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control.
General Risk Factors
We are subject to, and may in the future become subject to, disputes, claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us.
From time to time, we are involved in disputes, litigation and other legal proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as stockholder, regulatory, employment and other claims related to our business. We may become subject to more legal proceedings as we expand our business, suppliers, customers and markets. Litigation related to the Company or our business, operations or financial performance may also involve customers, competitors, suppliers, patients, stockholders, governmental authorities or other third parties. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in significant settlement amounts, monetary damages, fines or injunctive relief that could affect our financial condition or results of operations. Even if lawsuits do not result in an unfavorable outcome, the costs of defending or prosecuting such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert management’s attention from the operation of our business, which could adversely affect our business and results of operations.
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
Regulators, investors, customers, suppliers, vendors, employees and other stakeholders have increased their focus and scrutiny concerning corporate responsibility and sustainability matters. Government entities in certain jurisdictions where we operate are enhancing, advancing or revising legal and regulatory requirements, including disclosure requirements, specific to sustainability matters. Compliance with such rules could require significant effort and resources and result in changes to our current sustainability goals or historical reporting. Additionally, many investors use sustainability factors to help guide their investment strategies and, in some cases, may choose not to invest in us if they believe our sustainability performance is inadequate. Moreover, a number of customers who are payors or distributors have adopted, or may adopt, procurement policies that include sustainability provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. At the same time, stakeholders’ views are evolving and varied, and certain of our investors, customers or other stakeholders may disfavor our pursuit and reporting of sustainability matters.
Standards for tracking and reporting sustainability matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. Third-party providers of corporate responsibility ratings and reports have also increased in number to meet growing stakeholder demand for measurement of sustainability performance. The criteria by which our corporate responsibility practices are assessed must be routinely monitored and may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Our decisions regarding, or ability to satisfy, such evolving standards for identifying, measuring and reporting sustainability metrics, including sustainability-related disclosures that may be required of public companies by regulators, may not satisfy all of our stakeholders.
Moreover, if our market capitalization increases, we may be benchmarked against larger peer companies, some of which may have more resources than us and thus may have achieved better sustainability performance and/or a higher sustainability rating profile. We may face reputational damage if our sustainability performance or sustainability rating profile is, or is perceived as being, inconsistent with our competitors or peer companies. In addition, we could fail, or be perceived as failing, in our achievement of certain sustainability-related initiatives or goals, or we could be criticized for the pursuit and scope of such initiatives or goals or our standards for measuring and reporting such goals. Our failure to comply with sustainability regulations or to satisfy stakeholder expectations related to our sustainability performance or to accomplish or accurately track and report on our sustainability initiatives or goals on a timely basis, or at all, could result in the loss of business, inability to sell our products in certain jurisdictions, or difficulty obtaining new business or new supplier relationships, adversely affect our reputation, stock price, financial condition, results of operation or growth, expose us to increased scrutiny from stakeholders and enforcement authorities, which may result in litigation or regulatory action or otherwise subject us to liability, and present challenges in attracting and retaining talented employees.
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
Provisions of our Charter could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our Charter allows our Board to issue up to five million shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire the Company and may adversely affect the rights of our stockholders. Our Bylaws include advance notice requirements for stockholder proposals that require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting and do not permit stockholders to call a special meeting of the stockholders, unless such stockholders hold at least 50% of our stock entitled to vote at the meeting. These provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.
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
Broad general economic, political, market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our common stock include:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are committed to maintaining effective governance and oversight of cybersecurity risks. Our cybersecurity strategy centers on implementing effective controls, technologies and processes across our global IT environments to identify, assess and manage material risks that could compromise the confidentiality, integrity or availability of our IT systems and data. These processes are designed to promote (i) robust controls across our IT ecosystem, (ii) transparency across our IT infrastructure so that our information security team can detect, identify and escalate anomalies for further analysis and action, and (iii) a sound enterprise security architecture with security integrated into each phase of system implementation. We believe that the processes and controls we have established to protect our stakeholders’ interests, including with respect to our current regulated products and internal systems, are generally aligned with applicable cybersecurity regulations and informed in part by certain industry standards, principles and frameworks, such as those set by the National Institute of Standards and Technology. This includes security by design, regular penetration testing, vulnerability scanning and standardization where possible of cybersecurity architecture principles.
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

Item 2. Properties
At December 28, 2025, our material operating locations, which we define as the facilities we lease with more than 75,000 square feet plus all owned facilities with more than 20,000 square feet, were as follows:

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
(1) In December 2024, the Company entered into an agreement for the expansion of the office building and manufacturing facility, which is expected to be complete and fully operational in early 2027.
We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case, on commercially reasonable terms. However, in anticipation of our growth strategy, we may pursue additional facilities.
Item 3. Legal Proceedings
The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies—Litigation and Other Legal Proceedings” is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “QDEL.”
As of February 11, 2026, we had approximately 85 common stockholders of record and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
None.

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and Nasdaq Health Care Composite Index for the five years ended December 28, 2025. The graph assumes (i) an initial investment of $100 as of the market close on December 31, 2020 in our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Composite Index and (ii) reinvestment of dividends. The graph represents stock price performance of Quidel, from fiscal year ended 2021 through May 27, 2022, and QuidelOrtho following the closing date of the Combinations. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR TOTAL CUMULATIVE RETURN
Among QuidelOrtho Corporation, the Nasdaq Composite and the Nasdaq Health Care Composite Indices

300
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
QuidelOrtho Corporation
Nasdaq Composite Index
Nasdaq Healthcare Composite Index

	Base Period
Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
QuidelOrtho Corporation	$100.00	$75.14	$47.69	$41.02	$24.80	$15.90
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq Health Care Composite Index	$100.00	$96.45	$76.75	$81.77	$81.07	$99.39
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve material risks and uncertainties. This discussion should be read in conjunction with the section entitled “Future Uncertainties and Forward-Looking Statements” on page 4 and the “Risk Factors” starting on page 26 of this Annual Report. In addition, our discussion of QuidelOrtho’s financial condition and results of operations in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.
Overview
Our vision is to advance diagnostics to power a healthier future. With our expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, we aim to support clarity for clinicians and patients to help create better health outcomes. Our global infrastructure and commercial reach support our customers across more than 140 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. We operate globally with manufacturing facilities in the U.S., U.K. and China and with sales centers, administrative offices and warehouses located throughout the world.
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA, China, JPAC and Latin America. We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $112.9 million, $94.2 million and $125.0 million for fiscal years ended 2025, 2024 and 2023, respectively.
For fiscal year ended 2025, Total revenues decreased by 2% to $2,730.2 million as compared to the prior year. For fiscal year ended 2024, Total revenues decreased by 7% to $2,782.9 million as compared to the prior year. These decreases were primarily driven by variability of our U.S. respiratory products, mainly due to a decrease in COVID-19 revenues, partially offset by an increase in flu revenues. Currency exchange rates did not significantly impact our growth rate for fiscal year ended 2025. Currency exchange rates had an unfavorable impact of approximately 60 basis points on our growth rate for fiscal year ended 2024. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For fiscal years ended 2025, 2024 and 2023, revenues related to our respiratory products accounted for approximately 15%, 18% and 24% of our Total revenues, respectively. The respiratory products revenue included revenue related to COVID-19 of $80.2 million, $184.9 million and $409.1 million for fiscal years ended 2025, 2024 and 2023, respectively.
Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we are winding-down the VIP platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While we wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding-down of the U.S. donor screening portfolio, as compared to the prior years, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 3. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by the first half of 2026.
Restructuring and Other Charges
In the second quarter of 2025, we launched multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives (the “Optimization Plan”) that aim to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
•Rationalization and consolidation of facilities to reduce operational costs, improve processes, and optimize resource allocation;
•A structured approach to procurement to drive identified sourcing cost savings; and
•A distribution rationalization plan, mainly in EMEA, to streamline a complex corporate structure to reduce costs and improve efficiency.
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

Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 17. Restructuring, Integration and Other Charges” for further details regarding these actions.
Recent Macroeconomic Trends and Challenges
In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, the U.S. has announced potential new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation of imports of personal protective equipment, medical consumables, and medical equipment, including devices. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 investigations, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19.
Demand for our respiratory products, which includes our COVID-19 products, declined in 2025 compared to 2024 due to the continued decreased occurrence, severity and duration of COVID-19 in an endemic environment. We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the demands of the respiratory season, which are variable and typically more prevalent during the fall and winter.
A recent research report was issued regarding the potential for the adoption of a dry chemistry VBP program in the Jiangxi province of China. At this time, we have no indication that such a program will be implemented or if our products would be included in such a program. Should this occur, we would seek to implement remediation efforts to offset potential costs. Based on current information, we believe that any potential business impact would likely be insignificant to our total annualized revenue.
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
While we expect the revenues and financial results from our non-respiratory and respiratory products to be affected by the highly competitive environment and our respiratory products to be affected by the demands of the respiratory season, we intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products and services into the market.
Results of Operations
Comparison of fiscal years ended 2025, 2024 and 2023
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. Fiscal years ended 2025, 2024 and 2023 were 52 weeks.

Revenues
The following table compares Total revenues by business unit for fiscal years ended 2025, 2024 and 2023:

	Fiscal Year Ended
(Dollars in millions)	2025	2024(1)	2023(1)	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Labs	$1,505.7	$1,427.2	$1,425.8	6%	—%
Immunohematology (2)	543.8	522.0	512.0	4%	2%
Donor Screening (2)	52.6	115.1	135.9	(54)%	(15)%
Point of Care	601.6	694.6	892.4	(13)%	(22)%
Molecular Diagnostics	26.5	24.0	31.7	10%	(24)%
Total revenues	$2,730.2	$2,782.9	$2,997.8	(2)%	(7)%
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
For fiscal year ended 2025, Total revenues decreased to $2,730.2 million from $2,782.9 million for the prior year. Labs revenue increased 6% compared to the prior year, primarily due to growth in reagents, consumables and services, partially offset by a decline in instrument revenue. Immunohematology revenue increased 4% compared to the prior year, primarily due to reagent growth. Donor Screening revenue decreased 54% compared to the prior year, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 13% compared to the prior year, primarily due to decreases in sales of QUICKVUE SARS and SOFIA SARS Antigen assays. Molecular Diagnostics revenue increased 10% compared to the prior year, driven by higher SAVANNA revenue. Currency exchange rates did not significantly impact our growth rate for fiscal year ended 2025.
For fiscal year ended 2024, Total revenues decreased to $2,782.9 million from $2,997.8 million for the prior year. The increase in Labs revenue was primarily related to growth in reagents, consumables and services, partially offset by decreased COVID-19 and non-core revenue compared to the prior year. Immunohematology revenue increased 2% compared to the prior year, primarily due to reagent growth. Donor Screening revenue decreased 15% compared to the prior year, primarily due to the wind-down of the U.S. donor screening business. The Point of Care business unit contributed to revenue decline, driven by a decrease of $188.6 million in sales of QUICKVUE SARS Antigen assays, primarily due to a COVID-19 government award in the prior year, and a decrease of $5.8 million in sales of SOFIA SARS Antigen assays. Molecular Diagnostics sales decreased by $7.7 million, primarily driven by lower demand. Currency exchange rates had an unfavorable impact of approximately 60 basis points on our growth rate for fiscal year ended 2024.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, was $1,456.0 million, or 53.3% of Total revenues, for fiscal year ended 2025, compared to $1,496.4 million, or 53.8% of Total revenues, for fiscal year ended 2024. The decrease in cost of sales, excluding amortization of intangible assets as a percentage of revenue, was driven primarily by procurement-related cost-savings initiatives actioned in 2024.
Cost of sales, excluding amortization of intangible assets, was $1,496.4 million, or 53.8% of Total revenues, for fiscal year ended 2024, compared to $1,500.7 million, or 50.1% of Total revenues, for fiscal year ended 2023. The increase in cost of sales, excluding amortization of intangible assets as a percentage of revenue, was driven primarily by product mix, partially offset by a prior year COVID-19 government award, along with the corresponding inventory reserve release of $39 million.

Operating Expenses
The following table summarizes operating expenses for fiscal years ended 2025, 2024 and 2023:

	Fiscal Year Ended
(Dollars in millions)	2025	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Selling, marketing and administrative	$746.3	27.3%	$766.8	27.6%	$763.2	25.5%
Research and development	186.2	6.8%	218.7	7.9%	245.0	8.2%
Amortization of intangible assets	189.2	6.9%	203.4	7.3%	204.8	6.8%
Restructuring, integration and other charges	263.6	9.7%	127.2	4.6%	113.4	3.8%
Goodwill impairment charge	700.7	N/M	1,822.6	N/M	—	N/M
Asset impairment charge	9.7	N/M	56.9	N/M	4.5	N/M
Other operating expenses	97.7	3.6%	51.8	1.9%	27.1	0.9%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for fiscal year ended 2025 decreased by $20.5 million, or 2.7%, to $746.3 million from $766.8 million for the prior year, primarily due to lower costs of outside services and lower compensation costs related to cost-savings initiatives actioned in 2024.
Selling, marketing and administrative expenses for fiscal year ended 2024 increased by $3.6 million, or 0.5%, to $766.8 million from $763.2 million for the prior year, primarily due to higher incentive-based employee compensation costs, partially offset by compensation costs related to cost-savings initiatives and lower advertising costs.
Research and Development Expense
Research and development expense for fiscal year ended 2025 decreased by $32.5 million, or 14.9%, to $186.2 million from $218.7 million for the prior year, primarily due to lower third-party material and outside service spend, compensation costs and clinical costs related to cost-savings initiatives actioned in 2024.
Research and development expense for fiscal year ended 2024 decreased by $26.3 million, or 10.7%, to $218.7 million from $245.0 million for the prior year, primarily due to lower employee compensation costs and costs of outside services.
Amortization of Intangible Assets
Amortization of intangible assets for fiscal years ended 2025, 2024 and 2023 was $189.2 million, $203.4 million and $204.8 million, respectively. The decrease in amortization expense in fiscal year ended 2025 compared to fiscal year ended 2024 was primarily driven by intangible assets that became fully amortized by the end of 2024.
Restructuring, integration and other charges
Restructuring, integration and other charges were $263.6 million, $127.2 million and $113.4 million for fiscal years ended 2025, 2024 and 2023, respectively. The increase in costs in fiscal year ended 2025 compared to fiscal year ended 2024 was primarily driven by restructuring and other charges. The increase in costs in fiscal year ended 2024 compared to fiscal year ended 2023 was primarily due to integration charges related to employee compensation and consulting costs. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 17. Restructuring, Integration and Other Charges” for more information.
Goodwill Impairment Charge
During fiscal years ended 2025 and 2024, we recognized non-cash goodwill impairment charges of $700.7 million and $1.8 billion, respectively. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 8. Goodwill and Intangible Assets, Net” for more information.
Asset Impairment Charge
During fiscal years ended 2025 and 2024, we recognized impairment charges of $9.7 million and $56.9 million, respectively, related to the long-lived assets classified as assets held for sale. Refer to Part II, Item 8, “Financial Statements and

Supplementary Data—Note 7. Assets Held for Sale” for more information. Asset impairment charge was $4.5 million for fiscal year ended 2023.
Other Operating Expenses
Other operating expenses were $97.7 million, $51.8 million and $27.1 million for fiscal years ended 2025, 2024 and 2023, respectively. The increase in costs in fiscal year ended 2025 compared to fiscal year ended 2024 was primarily related to (i) the contract termination cost of $65 million and (ii) the legal accrual in connection with the resolution of a contractual dispute, partially offset by (iii) a $20.0 million write off of the tax assessment refund in fiscal year ended 2024 and (iv) decline in profit sharing expense for our Joint Business. The increase in costs in fiscal year ended 2024 compared to fiscal year ended 2023 was primarily related to the $20.0 million write off of the tax assessment refund. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 3. Revenue” for information related to the contract termination cost and —Note 4. Segment and Geographic Information” for more information.
Non-operating Expenses
The following table summarizes non-operating expenses, net for fiscal years ended 2025, 2024 and 2023:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Interest expense, net	$177.6	$163.5	$147.6	8.6%	10.8%
Loss on extinguishment of debt	5.1	—	—	N/M	N/M
Other expense, net	5.8	7.1	20.6	(18.3)%	(65.5)%
* N/M - Not meaningful
Interest Expense, Net
Interest expense, net was $177.6 million, $163.5 million and $147.6 million for fiscal years ended 2025, 2024 and 2023, respectively. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Borrowings” for more information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $5.1 million for fiscal year ended 2025, and was related to the termination of the Prior Credit Agreement. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Borrowings” for more information.
Other Expense, Net
Other expense, net was $5.8 million, $7.1 million and $20.6 million for fiscal years ended 2025, 2024 and 2023, respectively. The decrease in Other expense, net in fiscal year ended 2025 compared to fiscal year ended 2024 was primarily related to Prior Credit Agreement amendment fees in the prior year, partially offset by net foreign currency losses. The decrease in Other expense, net in fiscal year ended 2024 compared to fiscal year ended 2023 was primarily related to (i) a prior year release of tax reserves upon the settlement of certain U.S. federal tax matters, with an offsetting benefit recorded to income tax expense, and (ii) Prior Credit Agreement amendment fees, partially offset by loss on investments in the prior year. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 5. Income Taxes” for more information.
Income Taxes
For fiscal years ended 2025 and 2024, we recognized income tax expense of $24.1 million in relation to loss before taxes of $1,107.7 million and an income tax benefit of $79.5 million in relation to loss before taxes of $2,131.5 million, resulting in effective tax rates of (2.2)% and 3.7%, respectively. For fiscal years ended 2025 and 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
We recognized an income tax benefit of $79.5 million, resulting in an effective tax rate of 3.7% for fiscal year ended 2024, compared to an income tax benefit of $19.0 million, resulting in an effective tax rate of 65.3% for fiscal year ended 2023. For fiscal year ended 2023, the effective tax rate differed from the U.S. federal statutory rate, primarily due to a decrease in our pre-acquisition U.S. federal reserves for uncertain tax positions due to settlement of certain tax matters partially offset by net operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Taxed Income.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Our results for the fiscal year ended 2025 include the impacts of OBBBA on our Consolidated Financial Statements.
Segment Results
We operate under five geographically-based reportable segments: North America, EMEA, China, JPAC and Latin America. Beginning in the fourth quarter of 2025, we determined that the JPAC segment, previously included in “Other,” meets the quantitative thresholds for separate reporting under ASC 280. This determination was based on JPAC’s segment revenue exceeding 10% of the combined reported segment revenue. As Latin America is the only remaining immaterial operating segment, results are reported separately. This change in segment reporting did not have an impact on our previously reported Consolidated Financial Statements. Prior periods have been revised to align with the current period presentation.
The key indicators that we monitor are as follows:
•Total revenues — This measure is discussed in the section entitled “Results of Operations.”
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net loss before Interest expense, net, Provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net loss and that we do not consider indicative of our ongoing operating performance. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 4. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to Loss before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Total revenues	$1,488.9	$1,619.8	$1,877.1	(8)%	(14)%
Adjusted EBITDA	$807.0	$892.1	$1,025.2	(10)%	(13)%
Total revenues were $1,488.9 million for fiscal year ended 2025, compared to $1,619.8 million for fiscal year ended 2024. The decrease was primarily driven by decreases in sales of QUICKVUE and SOFIA SARS Antigen assays and the wind-down of the U.S. donor screening business, partially offset by an increase in Labs revenues.
Total revenues were $1,619.8 million for fiscal year ended 2024, compared to $1,877.1 million for fiscal year ended 2023. The decrease was primarily driven by (i) a decrease in Point of Care revenues, primarily due to a COVID-19 government award in the prior year, (ii) the wind-down of the U.S. donor screening business and (iii) the settlement award from a third party related to one of our collaboration agreements in the prior year.
Adjusted EBITDA was $807.0 million for fiscal year ended 2025, compared to $892.1 million for fiscal year ended 2024. The decrease was primarily driven by decreases in sales of QUICKVUE and SOFIA SARS Antigen assays and the wind-down of the U.S. donor screening business, partially offset by an increase in Labs revenues and lower operating expenses due to cost-savings initiatives.
Adjusted EBITDA was $892.1 million for fiscal year ended 2024, compared to $1,025.2 million for fiscal year ended 2023. The decrease was primarily driven by (i) a COVID-19 government award in the prior year, along with the corresponding inventory reserve release of $39 million, (ii) the wind-down of the U.S. donor screening business and (iii) the settlement award from a third party related to one of our collaboration agreements in the prior year, partially offset by a decrease in employee compensation costs and other operating expenses.

EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Total revenues	$360.7	$335.8	$327.3	7%	3%
Adjusted EBITDA	$82.6	$46.5	$41.0	78%	13%
Total revenues were $360.7 million for fiscal year ended 2025, compared to $335.8 million for fiscal year ended 2024. The increase was primarily driven by increases in Immunohematology and Point of Care revenues.
Total revenues were $335.8 million for fiscal year ended 2024, compared to $327.3 million for fiscal year ended 2023. The increase was primarily driven by increases in Immunohematology and Point of Care revenues.
Adjusted EBITDA was $82.6 million for fiscal year ended 2025, compared to $46.5 million for fiscal year ended 2024. The increase was primarily driven by increases in Immunohematology and Point of Care revenues, product mix and lower distribution and selling costs and other operating expenses due to cost-savings initiatives.
Adjusted EBITDA was $46.5 million for fiscal year ended 2024, compared to $41.0 million for fiscal year ended 2023. The increase was primarily driven by increases in Immunohematology and Point of Care revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Total revenues	$334.7	$325.0	$310.1	3%	5%
Adjusted EBITDA	$141.2	$130.5	$127.2	8%	3%
Total revenues were $334.7 million for fiscal year ended 2025, compared to $325.0 million for fiscal year ended 2024. The increase was primarily driven by an increase of 5% in Labs revenues, partially offset by decreases in Donor Screening and Immunohematology revenues.
Total revenues were $325.0 million for fiscal year ended 2024, compared to $310.1 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenues, partially offset by a decrease in Point of Care revenues.
Adjusted EBITDA was $141.2 million for fiscal year ended 2025, compared to $130.5 million for fiscal year ended 2024. The increase was primarily driven by an increase in Labs revenues, partially offset by decreases in Donor Screening and Immunohematology revenues.
Adjusted EBITDA was $130.5 million for fiscal year ended 2024, compared to $127.2 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenues, partially offset by a decrease in Point of Care revenues and the impact from changes in product mix.
JPAC
Total revenues and Adjusted EBITDA for JPAC were as follows:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Total revenues	$293.0	$279.4	$272.7	5%	2%
Adjusted EBITDA	$73.2	$69.9	$58.5	5%	19%
Total revenues were $293.0 million for fiscal year ended 2025, compared to $279.4 million for fiscal year ended 2024. The increase was primarily driven by increases in Labs and Immunohematology revenues.
Total revenues were $279.4 million for fiscal year ended 2024, compared to $272.7 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenues, partially offset by a decrease in Immunohematology revenues.

Adjusted EBITDA was $73.2 million for fiscal year ended 2025, compared to $69.9 million for fiscal year ended 2024. The increase was primarily driven by increases in Labs and Immunohematology revenues.
Adjusted EBITDA was $69.9 million for fiscal year ended 2024, compared to $58.5 million for fiscal year ended 2023. The increase was primarily driven by an increase in Labs revenues and a decrease in operating expenses, partially offset by a decrease in Immunohematology revenues.
Latin America
Total revenues and Adjusted EBITDA for Latin America were as follows:

	Fiscal Year Ended
(Dollars in millions)	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Total revenues	$252.9	$222.9	$210.6	13%	6%
Adjusted EBITDA	$78.4	$63.6	$56.8	23%	12%
Total revenues were $252.9 million for fiscal year ended 2025, compared to $222.9 million for fiscal year ended 2024. The increase was primarily driven by an increase in Labs revenues.
Total revenues were $222.9 million for fiscal year ended 2024, compared to $210.6 million for fiscal year ended 2023. The increase was primarily driven by increases in Labs and Immunohematology revenues, partially offset by a decrease in Point of Care revenues.
Adjusted EBITDA was $78.4 million for fiscal year ended 2025, compared to $63.6 million for fiscal year ended 2024. The increase was primarily driven by an increase in Labs revenues, partially offset by an increase in operating expenses.
Adjusted EBITDA was $63.6 million for fiscal year ended 2024, compared to $56.8 million for fiscal year ended 2023. The increase was primarily driven by increases in Labs and Immunohematology revenues, partially offset by an increase in operating expenses and a decrease in Point of Care revenues.
Liquidity and Capital Resources
As of December 28, 2025 and December 29, 2024, our principal sources of liquidity consisted of the following:

(Dollars in millions)	December 28, 2025	December 29, 2024
Cash and cash equivalents	$169.8	$98.3
Amount available to borrow under the Revolving Credit Facility	$596.6	$589.0
Working capital including cash and cash equivalents, current	$481.2	$220.1
As of December 28, 2025, we had $169.8 million in Cash and cash equivalents, a $71.5 million increase from December 29, 2024. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
On August 21, 2025, we entered into the Credit Agreement by and among us, as borrower, Bank of America, and the other lenders and L/C issuers party thereto. Pursuant to the Credit Agreement, the Lenders provided us with (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. The Financing is guaranteed by certain of our material domestic subsidiaries and is secured by liens on substantially all of our assets and the Guarantors’ assets, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). On the Closing Date, we borrowed the entire amount of the Term Loan A and the Term Loan B, and the effective interest rates as of December 28, 2025 were 6.87% and 8.43%, respectively.
We used the proceeds of the Term Loan A and the Term Loan B, along with its cash on hand, to (i) repay the remaining $2.21 billion and $490.0 million owed under the previous term loan and previous revolving credit facility, respectively, under the Prior Credit Agreement, which was terminated upon such repayment, including principal, accrued interest and outstanding fees and (ii) pay the fees and expenses incurred in connection with the Financing.

Availability under the Revolving Credit Facility, after deducting letters of credit of $23.4 million and $80.0 million borrowings outstanding, was $596.6 million as of December 28, 2025.
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
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the Closing Date and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of December 28, 2025.
Receivables Purchase Agreement
On March 31, 2023, we entered into an amendment to our existing RPA, by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC (“Ortho FinanceCo I”), as Seller, our wholly owned receivables financing subsidiary, Wells Fargo Bank, N.A., as administrative agent (the “Agent”), Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator (“Ortho Inc.”), Quidel, as an Originator, and certain Purchasers. Under the RPA, as amended, Ortho FinanceCo I may sell receivables in amounts up to a $150.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of Ortho FinanceCo I. Ortho Inc., in its capacity as Master Servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. We have also provided a performance guaranty for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho Inc. of its obligations as Master Servicer.
Capital Expenditures
Annual capital expenditures, including investments, net of proceeds from government assistance allocated to fixed assets, were approximately $182 million, $195 million and $196 million in fiscal years ended 2025, 2024 and 2023, respectively. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Fiscal Year Ended
(In millions)	2025	2024	2023
Net cash provided by operating activities	$105.2	$83.0	$280.2
Net cash used for investing activities	(192.7)	(149.9)	(187.6)
Net cash provided by (used for) financing activities	155.8	48.8	(265.8)
Effect of exchange rates on cash	3.0	(2.9)	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$71.3	$(21.0)	$(174.4)
Fiscal Year Ended December 28, 2025
Cash provided by operating activities was $105.2 million for fiscal year ended 2025, and reflected a net loss of $1,131.8 million and non-cash adjustments of $1,362.8 million, primarily associated with a goodwill impairment charge, depreciation and amortization, asset write off related to restructuring, integration and other charges, and stock-based compensation expense, partially offset by $148.3 million and $117.5 million in cash outflows for inventories and accounts receivable, respectively.
Cash used for investing activities was $192.7 million for fiscal year ended 2025, and was primarily related to purchases of property, plant, equipment, investments and intangibles.

Cash provided by financing activities was $155.8 million for fiscal year ended 2025, and was primarily related to proceeds from long-term borrowings, net of discount and debt issuance costs of $2,559.3 million, offset by payments on long-term borrowings of $2,289.2 million and net payments from the Revolving Credit Facility of $118.0 million.
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
Cash used for investing activities was $149.9 million for fiscal year ended 2024, and was primarily related to $195.1 million in purchases of property, plant, equipment, investments and intangibles, partially offset by $9.3 million in net proceeds from the sale of the McKellar, San Diego, CA facility. We also purchased $7.2 million and sold $63.1 million of marketable securities during fiscal year ended 2024.
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

We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets, where permitted by law. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During fiscal year ended 2025, we transferred $167.3 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.
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
Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to debt, income taxes, lease arrangements, purchase obligations and licensing arrangements are provided in Part II, Item 8, “Financial Statements and Supplementary Data—Note 9. Borrowings,” “—Note 5. Income Taxes,” “—Note 10. Leases” and “—Note 13. Commitments and Contingencies,” respectively.
We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.
Recent Accounting Pronouncements
Information about recent accounting pronouncements is included in Part II, Item 8, “Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies.”
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
Allowance for Contractual Rebates
We record revenues primarily from product sales. These revenues are recorded net of rebates that are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements and promotions. Rebates are calculated based on historical experience, estimated distributor inventory balances, contractual and statutory requirements and other relevant information, and are recorded as a reduction of sales. These rebates are presented as either an offset to trade accounts receivable or a liability based on forms of settlement. The allowance for contractual rebates involves estimating adjustments to revenue based on a high volume of data including inputs from third-party sources. In addition, the determination of such adjustments includes estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, which vary across customers, the related balance of which was $28.7 million of our rebate reserves at December 28, 2025.
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
During the third quarter of 2025, the sustained decline in our stock price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units. Based on our interim goodwill impairment assessment in the third quarter of 2025, we concluded that the EMEA, China and Latin America reporting units’ carrying values exceeded their respective fair values. As a result, we recorded a non-cash goodwill impairment charge of $614.8 million, $68.1 million and $17.8 million in the third quarter of 2025 for the EMEA, China and Latin America reporting units, respectively, which represented a full impairment of the goodwill allocated to these reporting units.
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
Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 8. Goodwill and Intangible Assets, Net” for more information on the goodwill impairment recognized in 2024 and 2025.
Income Taxes
Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. As of December 28, 2025, we had a valuation allowance of $249.8 million, which represents the portion of our deferred tax assets that management believes is not more likely than not to be realized. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained during an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe that we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcome of examinations by tax authorities in determining the adequacy of our provision for income taxes. Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 5. Income Taxes” for more information on income taxes.
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
We have interest rate swap contracts with a total notional value of $1.6 billion to hedge future interest rate exposures on variable rate debt, including the Revolving Credit Facility and Term Loans.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk by virtue of our international operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction. We derived approximately 47% of our Total revenues for the fiscal year ended December 28, 2025, from operations outside the U.S. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency.
We have entered into foreign currency forward contracts to manage our exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with a total notional amount of $1.9 billion as of December 28, 2025, with maturity dates through December 2026.
A sensitivity to changes in the value of the U.S. dollar on foreign currency denominated derivatives and investments indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 28, 2025, Loss before income taxes would have increased by approximately $8.1 million in fiscal year ended 2025. Because the Company was in a net short (payable) position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in the Company’s major foreign currency exposures relative to the U.S. dollar.
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation.

Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 14. Derivative Instruments and Hedging Activities” for additional information related to such forward contracts.
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
Refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 14. Derivative Instruments and Hedging Activities” for additional information.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
QuidelOrtho Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of QuidelOrtho Corporation and subsidiaries (the Company) as of December 28, 2025, the related consolidated statements of loss, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025, and the results of its operations and its cash flows for the year ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for contractual rebates
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company records revenues from product sales net of contractual rebates that are estimated at the time of sale. As of December 28, 2025, the Company recognized an allowance for contractual rebates of $28.7 million for certain rebates which are dependent on estimated rebate percentages that vary based on end-user sales mix.
We identified the evaluation of the allowance for contractual rebates as a critical audit matter. Evaluating the allowance for contractual rebates required challenging auditor judgment because the estimated rebate percentages are dependent on forecasted end-user sales mix and customer contractual terms.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate allowance process, including controls related to the assessment of the estimated rebate percentages. To determine historical rebate percentages, we evaluated historical rebate payments based on historical end-user sales mix. We developed an independent expectation of the allowance for contractual rebates using a combination of the historical rebate percentages, Company internal data, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company.

Goodwill impairment assessment
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company evaluates goodwill at the reporting unit level for impairment on an annual basis on the first day of the fourth quarter of the fiscal year, or whenever events or changes in circumstances occur that indicate that the fair value of a reporting unit is below its carrying amount. In performing its interim goodwill impairment assessment, reporting unit fair values were estimated by management using a weighting of the discounted cash flow method and guideline public company method. During the year ended December 28, 2025, the Company recognized a goodwill impairment charge of $700.7 million for the Europe, Middle East, and Africa (EMEA), China, and Latin America reporting units, which represented a full impairment of the goodwill allocated to these reporting units.
We identified the evaluation of the fair value of the EMEA, China, and Latin America reporting units used in its goodwill impairment assessment as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rates, projected future revenue growth rates, and EBITDA margins used in the Company’s estimate of the fair value of its reporting units. Changes in the discount rates, projected future revenue growth rates, and EBITDA margins would have had a significant impact on the fair value of the reporting units. Additionally, the evaluation of the discount rates required the involvement of professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the Company’s selection of discount rates, projected future revenue growth rates, and EBITDA margins. To evaluate the projected future revenue growth rates and EBITDA margins used in the estimate, we assessed the historical accuracy of the forecasted financial results by comparing historical forecasts to actual results. We also compared the projected future revenue growth rates and EBITDA margins to ranges that were developed using publicly available market data for comparable entities. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.
/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Short Hills, New Jersey
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of QuidelOrtho Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of QuidelOrtho Corporation (the Company) as of December 29, 2024, the related consolidated statements of loss, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2002 to 2025.

San Diego, California

February 27, 2025

QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$169.8	$98.3
Accounts receivable, net	417.0	282.4
Inventories	577.6	533.7
Prepaid expenses and other current assets	250.5	262.4
Assets held for sale	32.4	42.1
Total current assets	1,447.3	1,218.9
Property, plant and equipment, net	1,358.3	1,380.2
Right-of-use assets	155.5	168.7
Goodwill	—	649.5
Intangible assets, net	2,563.8	2,735.6
Other assets	244.4	270.7
Total assets	$5,769.3	$6,423.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279.4	$246.0
Accrued payroll and related expenses	120.3	116.9
Income tax payable	11.5	5.4
Current portion of borrowings	178.3	341.8
Other current liabilities	376.6	288.7
Total current liabilities	966.1	998.8
Operating lease liabilities	154.4	167.2
Long-term borrowings	2,471.9	2,141.3
Deferred tax liabilities	90.0	76.5
Other liabilities	166.4	55.3
Total liabilities	3,848.8	3,439.1
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at December 28, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 67.9 and 67.3 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively	0.1	0.1
Additional paid-in capital	2,931.8	2,884.8
Accumulated other comprehensive loss	(15.4)	(36.2)
Retained earnings	(996.0)	135.8
Total stockholders’ equity	1,920.5	2,984.5
Total liabilities and stockholders’ equity	$5,769.3	$6,423.6

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(In millions, except per share data)

	Fiscal Year Ended
	2025	2024	2023
Total revenues	$2,730.2	$2,782.9	$2,997.8
Cost of sales, excluding amortization of intangibles	1,456.0	1,496.4	1,500.7
Selling, marketing and administrative	746.3	766.8	763.2
Research and development	186.2	218.7	245.0
Amortization of intangible assets	189.2	203.4	204.8
Restructuring, integration and other charges	263.6	127.2	113.4
Goodwill impairment charge	700.7	1,822.6	—
Asset impairment charge	9.7	56.9	4.5
Other operating expenses	97.7	51.8	27.1
Operating (loss) income	(919.2)	(1,960.9)	139.1
Interest expense, net	177.6	163.5	147.6
Loss on extinguishment of debt	5.1	—	—
Other expense, net	5.8	7.1	20.6
Loss before income taxes	(1,107.7)	(2,131.5)	(29.1)
Provision for (benefit from) income taxes	24.1	(79.5)	(19.0)
Net loss	$(1,131.8)	$(2,052.0)	$(10.1)
Basic loss per share	$(16.69)	$(30.54)	$(0.15)
Diluted loss per share	$(16.69)	$(30.54)	$(0.15)
Weighted-average shares outstanding - basic	67.8	67.2	66.8
Weighted-average shares outstanding - diluted	67.8	67.2	66.8

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Fiscal Year Ended
	2025	2024	2023
Net loss	$(1,131.8)	$(2,052.0)	$(10.1)
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	61.9	(38.4)	50.4
Changes in unrealized gains from investments, net of tax	—	—	0.5
Changes from pension and other post-employment benefits, net of tax	1.3	2.8	(2.0)
Changes in unrealized (losses) gains from cash flow hedges, net of tax:
Net unrealized (losses) gains on derivative instruments	(31.3)	52.1	12.6
Reclassification of net realized gains on derivative instruments included in net loss	(11.1)	(22.7)	(23.9)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(42.4)	29.4	(11.3)
Comprehensive (loss) income	$(1,111.0)	$(2,058.2)	$27.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at January 1, 2023	66.4	$—	$2,804.3	$(67.6)	$2,197.9	$4,934.6
Issuance of common stock under equity compensation plans	0.6	0.1	13.5	—	—	13.6
Stock-based compensation expense	—	—	50.9	—	—	50.9
Tax withholdings related to vesting of stock-based awards	(0.2)	—	(13.5)	—	—	(13.5)
Repurchases of common stock	(0.1)	—	(7.2)	—	—	(7.2)
Other comprehensive income, net of tax	—	—	—	37.6	—	37.6
Net loss	—	—	—	—	(10.1)	(10.1)
Balance at December 31, 2023	66.7	$0.1	$2,848.0	$(30.0)	$2,187.8	$5,005.9
Issuance of common stock under equity compensation plans	0.7	—	5.4	—	—	5.4
Stock-based compensation expense	—	—	41.0	—	—	41.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(9.6)	—	—	(9.6)
Other comprehensive loss, net of tax	—	—	—	(6.2)	—	(6.2)
Net loss	—	—	—	—	(2,052.0)	(2,052.0)
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.8	—	6.9	—	—	6.9
Stock-based compensation expense	—	—	45.5	—	—	45.5
Tax withholdings related to vesting of stock-based awards	(0.2)	—	(5.4)	—	—	(5.4)
Other comprehensive income, net of tax	—	—	—	20.8	—	20.8
Net loss	—	—	—	—	(1,131.8)	(1,131.8)
Balance at December 28, 2025	67.9	$0.1	$2,931.8	$(15.4)	$(996.0)	$1,920.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	2025	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,131.8)	$(2,052.0)	$(10.1)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	442.0	453.4	457.2
Goodwill impairment charge	700.7	1,822.6	—
Asset impairment charge	9.7	56.9	4.5
Stock-based compensation expense	45.9	42.1	51.6
Change in deferred tax assets and liabilities	6.3	(99.3)	(11.6)
Payment of accreted interest on contingent and deferred consideration	—	—	(9.7)
Loss on extinguishment of debt	5.1	—	—
Asset write off related to restructuring, integration and other charges	152.2	—	—
Asset write off related to tax assessment refund	—	20.0	—
Other non-cash, net	0.9	(2.0)	(6.8)
Changes in assets and liabilities:
Accounts receivable	(117.5)	5.4	160.0
Inventories	(148.3)	(134.1)	(211.6)
Prepaid expenses and other current and non-current assets	(34.6)	(9.5)	(26.9)
Accounts payable	40.0	(23.4)	3.0
Accrued payroll and related expenses	0.9	35.0	(53.9)
Income taxes payable	41.7	(9.5)	(59.6)
Other current and non-current liabilities	92.0	(22.6)	(5.9)
Net cash provided by operating activities	105.2	83.0	280.2
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(188.2)	(195.1)	(209.3)
Proceeds from held for sale asset, net of costs to sell	—	9.3	—
Proceeds from government assistance allocated to fixed assets	6.5	—	13.5
Purchases of marketable securities	—	(7.2)	(60.1)
Proceeds from sale of marketable securities	—	63.1	78.3
Loan to LEX Diagnostics	(11.0)	(20.0)	(10.0)
Net cash used for investing activities	(192.7)	(149.9)	(187.6)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	6.1	5.0	11.6
Short-term borrowings, net	3.0	(1.6)	1.6
Revolving credit facility, net	(118.0)	198.0	—
Proceeds from long-term borrowings, net of discount and debt issuance costs	2,559.3	—	—
Payments on long-term borrowings	(2,289.2)	(143.0)	(228.0)
Payments of tax withholdings related to vesting of stock-based awards	(5.4)	(9.6)	(13.5)
Repurchases of common stock	—	—	(7.2)
Principal payments of deferred consideration	—	—	(30.3)
Net cash provided by (used for) financing activities	155.8	48.8	(265.8)
Effect of exchange rates on cash	3.0	(2.9)	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	71.3	(21.0)	(174.4)
Cash, cash equivalents and restricted cash at beginning of period	98.5	119.5	293.9
Cash, cash equivalents and restricted cash at end of period	$169.8	$98.5	$119.5

	Fiscal Year Ended
	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$172.4	$177.5	$150.0
Cash (received) paid for income taxes during the period	$(25.4)	$41.6	$86.6
Purchase of property, equipment and intangibles by incurring current liabilities	$13.3	$25.9	$40.6
Transfer of instrument inventories to property, plant and equipment	$167.3	$148.9	$154.6
Reduction of other current liabilities upon issuance of restricted share units	$0.8	$0.3	$1.9
Initial recognition of finance lease right-of-use asset and liability	$—	$12.5	$—
See accompanying notes.

QuidelOrtho Corporation
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
The Company’s vision is to advance diagnostics to power a healthier future. With its expertise in immunoassay and molecular testing, clinical chemistry and transfusion medicine, the Company aims to support clarity for clinicians and patients to help create better health outcomes. The Company’s global infrastructure and commercial reach support its customers across more than 140 countries and territories with quality diagnostics, a broad test portfolio and market-leading service. The Company operates globally with manufacturing facilities in the U.S., U.K. and China and with sales centers, administrative offices and warehouses located throughout the world.
Basis of Presentation
The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.” and such principles, “U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial information.
Accounting Periods
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For fiscal years ended 2025, 2024 and 2023, the Company’s fiscal years ended on December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Fiscal years ended 2025, 2024 and 2023 were 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and underlying assumptions can impact all elements of the financial statements, including, but not limited to, accounting for deductions from revenues (e.g. rebates, returns, sales allowances and discounts), receivable and inventory valuations, fixed asset valuations, useful lives, recoverability of goodwill and tangible and intangible assets, the fair value of assets acquired and liabilities assumed in a business combination and related purchase price allocation, long-term employee benefit obligations, income taxes, environmental matters, litigation and allocations of costs. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could differ from those estimates.
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
Accounts Receivable, Allowance for Credit Losses and Concentration of Credit Risk
The Company sells its products directly to physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, universities, retail clinics, pharmacies, wellness screening centers, other POC settings, blood banks and donor centers, as well as to individual, non-professional OTC customers, and other distributors in the U.S. and internationally (refer to “—Note 3. Revenue”). The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company establishes a reserve based on historical losses, the age of receivables, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts, and specific allowances for large or risky accounts. Amounts later determined to be uncollectible are charged or written off against this allowance. The balance of accounts receivable is net of reserves of $97.1 million and $99.6 million at December 28, 2025 and December 29, 2024, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method as follows:

Asset type	Useful life
Building and building improvements	7-47 years
Machinery and equipment	3-7 years
Customer leased instruments	3-8 years
Computer software	3-5 years
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
The CODM reviews the Company’s performance and allocates resources based on five operating segments: North America, EMEA, China, JPAC and Latin America, all of which are reportable segments. Each of these five operating segments is considered a reporting unit for the purpose of allocating goodwill and performing the annual goodwill recoverability assessment.

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
As a result of the identification of indicators of impairment during the third quarter of 2025, the Company performed an interim impairment test that resulted in non-cash goodwill impairment charges of $614.8 million, $68.1 million and $17.8 million for the EMEA, China and Latin America reporting units, respectively. There was no annual impairment test performed as there was no goodwill remaining on the balance sheet subsequent to the impairment.
As a result of the identification of indicators of impairment during the first quarter of 2024, the Company performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $1.7 billion for the North America reporting unit. For the annual impairment test as of the beginning of the fiscal fourth quarter of 2024, the Company bypassed the qualitative assessment and proceeded directly to the quantitative goodwill impairment test for all reporting units. The Company concluded that the China and JPAC reporting units’ goodwill were impaired. As a result, the Company recorded non-cash goodwill impairment charges of $17.3 million and $61.4 million in the fourth quarter of 2024 for the China and JPAC reporting units, respectively. Refer to “—Note 8. Goodwill and Intangible Assets, Net” for further information.
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
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables. When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheets as Property, plant and equipment, net. The instrument is depreciated on a straight-line basis over the lesser of the lease term or life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Loss. Instrument and consumables under the reagent rental agreements are deemed two distinct performance obligations. Though the instrument and consumables do not have any use to customers without one another, they are not highly interdependent because they do not significantly affect each other. The Company would be able to fulfill its promise to transfer the instrument even if its customers did not purchase any consumables and the Company would be able to fulfill its promise to provide the consumables even if customers acquired instruments separately. The contract price is allocated between these two performance obligations based on the relative standalone selling prices. The instrument is considered an operating lease. Variable lease revenue and fixed lease revenue represented approximately 5% and 1%, respectively, of the Company’s Total revenues for fiscal year ended 2025. Variable lease revenue and fixed lease revenue represented approximately 6% and 1%, respectively, of the Company’s Total revenues for fiscal year ended 2024. Variable lease revenue and fixed lease revenue represented approximately 4% and 1%, respectively, of the Company’s Total revenues for fiscal year ended 2023.
Government Assistance
The Company has a previously established agreement between Ortho and BARDA, a division of HHS, which provides funding for Ortho to build manufacturing space and production support equipment to increase COVID-19 assay production capacity, as well as to build a manufacturing facility to produce certain analyzers needed to support COVID-19 testing. Amounts received from BARDA under this grant are recorded as a reduction to the carrying value of the related assets. A portion of the grant is for purposes of reimbursement of certain general and administrative expenses related to the project, which are not capitalized as part of the equipment constructed in connection with the project and are recorded as a reduction to the related expense. The Company received $13.5 million during fiscal year ended 2023, which was recorded as a reduction to the carrying value of the related assets. No funding was received during fiscal years ended 2025 and 2024.
During fiscal year ended 2025, the Company received $6.5 million for the extension of the Pencoed, Wales facility, which is deferred in Other current liabilities and recognized as a reduction to depreciation expense of the fixed asset once in service.
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
Product Shipment Costs
Product shipment costs are included in Selling, marketing and administrative expense in the accompanying Consolidated Statements of Loss. Shipping and handling costs were $134.3 million, $125.4 million and $124.1 million for fiscal years ended 2025, 2024 and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling, marketing and administrative expense in the accompanying Consolidated Statements of Loss. Advertising costs were $8.9 million, $6.2 million and $15.1 million for fiscal years ended 2025, 2024 and 2023, respectively.

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
Comprehensive (Loss) Income
Comprehensive (loss) income includes unrealized gains and losses that are related to cumulative translation adjustments; unrealized gains and losses on marketable securities; changes in unamortized pension and post-employment actuarial gains and losses; and changes in the fair value of derivatives that are designated and qualify as cash flow hedging instruments excluded from the Consolidated Statements of Loss.
Acquisitions
In a business combination, the assets acquired and liabilities assumed are recorded based on the estimated fair values at the date of acquisition, including intangible assets, IPR&D and contingent payments. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. Business acquisition costs are expensed when incurred.

If the Company determines the assets acquired do not meet the definition of a business, the transaction will be accounted for as an acquisition of assets rather than a business combination and no goodwill is recorded. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense and contingent consideration is not recognized at the acquisition date.
Defined Benefit Plans and Other Post-Employment Benefits
The Company has defined benefit plans in certain countries and a retiree healthcare reimbursement plan for certain U.S. employees. Defined benefit plans specify an amount of pension benefit that an employee will receive on retirement, usually dependent on factors such as age, years of service and compensation. The net obligation with respect to defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The net obligation is then determined with reference to the fair value of the plan assets (if any). The discount rate used is the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. This ASU was adopted in the fourth quarter of 2025 and is being applied prospectively (refer to “—Note 5. Income Taxes”). The adoption of this ASU did not impact the Company’s results of operations, cash flows or financial condition.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Other than the respective disclosures, this ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of the entity’s risk management activities. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and does not expect this ASU to have a material impact on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting and presentation for government grants received by business entities. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance and does not expect this ASU to have a material impact on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the navigability of interim disclosure requirements and provide clarity on when that guidance is applicable. The amendments include (i) a comprehensive list of required interim disclosures and (ii) a disclosure principle that requires entities to disclose material events since the end of the last annual reporting period. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Other than the respective disclosures, this ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this ASU represent changes to the Codification that (i) clarify, (ii) correct errors, or (iii) make minor improvements, and make the Codification easier to understand and apply. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Note 2. Computation of Earnings Per Share
Basic EPS is computed by dividing Net loss by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the sum of the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of shares issuable from stock options and unvested RSUs. Potentially dilutive shares of common stock from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Basic weighted-average shares of common stock outstanding	67.8	67.2	66.8
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	—
Diluted weighted-average shares of common stock outstanding	67.8	67.2	66.8
(1) In fiscal years ended 2025, 2024 and 2023, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Basic weighted-average shares of common stock outstanding	67.8	67.2	66.8
Dilutive potential shares issuable from stock options and RSUs	0.2	0.2	0.5
Diluted weighted-average shares of common stock outstanding	68.0	67.4	67.3
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 1.6 million, 1.8 million and 1.6 million shares of common stock for fiscal years ended 2025, 2024 and 2023, respectively.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $34.7 million and $32.5 million as of December 28, 2025 and December 29, 2024, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during fiscal years ended 2025 and 2024.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $37.8 million and $33.5 million as of December 28, 2025 and December 29, 2024, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $16.9 million and $17.3 million as of December 28, 2025 and December 29, 2024, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 29, 2024 that was recorded in Total revenues during fiscal year ended 2025 was $30.0 million. The amount of deferred revenue as of December 31, 2023 that was recorded in Total revenues during fiscal year ended 2024 was $34.0 million.
Joint Business with Grifols
The Company has the Joint Business between Ortho and Grifols, under which Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business is shared through a supervisory board made up of equal representation by Ortho and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $30.9 million, $29.5 million and $47.3 million during fiscal years ended 2025, 2024 and 2023, respectively. These amounts included the Company’s portion of the pre-tax net profit of $10.7 million, $21.1 million and $21.4 million during fiscal years ended 2025, 2024 and 2023, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $20.2 million, $8.4 million and $26.0 million during fiscal years ended 2025, 2024 and 2023, respectively, which is presented on a net basis within Total revenues.
In December 2025, the Company and Grifols initiated discussions to terminate the Joint Business arrangement prior to its scheduled expiration date in 2039. Accordingly, the Company recorded a charge of $65.0 million payable to Grifols over a three-year period in Other operating expenses in the Consolidated Financial Statements for fiscal year ended 2025 to reflect the mutually agreed terms in principle. While the Company continues to engage in discussions with Grifols and additional information may become available as discussions progress, it is reasonably possible that the ultimate resolution of the termination may differ from the estimated amount accrued, and such an amount could be material to the Consolidated Financial Statements.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Fiscal Year Ended
(In millions)	2025	2024 (1)	2023 (1)
Labs	$1,505.7	$1,427.2	$1,425.8
Immunohematology (2)	543.8	522.0	512.0
Donor Screening (2)	52.6	115.1	135.9
Point of Care	601.6	694.6	892.4
Molecular Diagnostics	26.5	24.0	31.7
Total revenues	$2,730.2	$2,782.9	$2,997.8
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.

Concentration of Revenue and Credit Risk
For both fiscal years ended 2025 and 2024, one customer represented 11% of Total revenues in the North America segment. For fiscal year ended 2023, no customer individually accounted for more than 10% of Total revenues.
Revenue related to the Company’s respiratory products accounted for approximately 15%, 18% and 24% of Total revenues for fiscal years ended 2025, 2024 and 2023, respectively.
As of December 28, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net. As of December 29, 2024, customers with a balance due in excess of 10% of Accounts receivable, net totaled $33.7 million.
Note 4. Segment and Geographic Information
The Company operates under five geographically-based reportable segments: North America, EMEA, China, JPAC and Latin America. Although all five segments are engaged in the marketing, distribution and sale of diagnostic instruments and assays for hospitals, retailers, distributors, laboratories and/or blood and plasma centers worldwide, each region is managed separately to better align with the market dynamics of the specific geographic region.
Beginning in the fourth quarter of 2025, the Company determined that the JPAC segment, previously included in “Other,” meets the quantitative thresholds for separate reporting under ASC 280. This determination was based on JPAC’s segment revenue exceeding 10% of the combined reported segment revenue. As Latin America is the only remaining immaterial operating segment, results are reported separately. This change in segment reporting did not have an impact on the Company’s previously reported Consolidated Financial Statements. Prior periods have been revised to align with the current period presentation.
The following table presents the results of operations of the Company’s reportable segments for fiscal years ended 2025, 2024 and 2023:

	Fiscal Year Ended 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$1,488.9	$360.7	$334.7	$293.0	$252.9	$2,730.2

Less (1):
Cost of sales, excluding amortization of intangibles	512.1	175.9	147.6	164.1	130.7	1,130.4
Selling, marketing and administrative	167.9	95.4	43.9	52.7	43.0	402.9
Research and development	1.6	2.8	3.1	1.6	1.6	10.7
Other expense, net	0.3	4.0	(1.1)	1.4	(0.8)	3.8
Total segment Adjusted EBITDA	$807.0	$82.6	$141.2	$73.2	$78.4	1,182.4
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(585.4)
Depreciation and amortization						(442.0)
Interest expense, net						(177.6)
Restructuring, integration and other charges						(263.6)
Goodwill impairment charge						(700.7)
Asset impairment charge						(9.7)
Loss on extinguishment of debt						(5.1)
Contract termination cost (3)						(65.0)
Amortization of deferred cloud computing implementation costs						(27.0)
Legal accrual (4)						(9.4)
EU medical device regulation transition costs (5)						(0.7)
Gain on investments						2.5
Other adjustments						(6.4)
Loss before income taxes						$(1,107.7)

	Fiscal Year Ended 2024
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$1,619.8	$335.8	$325.0	$279.4	$222.9	$2,782.9

Less (1):
Cost of sales, excluding amortization of intangibles	547.0	179.5	148.0	154.1	117.2	1,145.8
Selling, marketing and administrative	179.6	105.8	44.6	54.6	42.0	426.6
Research and development	1.6	2.6	4.3	1.5	1.6	11.6
Other expense, net	(0.5)	1.4	(2.4)	(0.7)	(1.5)	(3.7)
Total segment Adjusted EBITDA	$892.1	$46.5	$130.5	$69.9	$63.6	1,202.6
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(659.7)
Depreciation and amortization						(453.4)
Interest expense, net						(163.5)
Restructuring, integration and other charges						(127.2)
Goodwill impairment charge						(1,822.6)
Asset impairment charge						(56.9)
Asset write off (6)						(20.0)
Amortization of deferred cloud computing implementation costs						(14.7)
Employee compensation charges						(5.6)
Prior Credit Agreement amendment fees						(4.0)
EU medical device regulation transition costs (5)						(2.0)
Loss on disposal (7)						(1.2)
Gain on investments						0.7
Other adjustments						(4.0)
Loss before income taxes						$(2,131.5)

	Fiscal Year Ended 2023
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$1,877.1	$327.3	$310.1	$272.7	$210.6	$2,997.8

Less (1):
Cost of sales, excluding amortization of intangibles	644.3	176.2	134.9	152.2	112.5	1,220.1
Selling, marketing and administrative	205.9	105.1	44.7	58.7	41.4	455.8
Research and development	1.6	2.5	4.5	1.6	1.5	11.7
Other expense, net	0.1	2.5	(1.2)	1.7	(1.6)	1.5
Total segment Adjusted EBITDA	$1,025.2	$41.0	$127.2	$58.5	$56.8	1,308.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(585.5)
Depreciation and amortization						(457.2)
Interest expense, net						(147.6)
Restructuring, integration and other charges						(113.4)
Asset impairment charge						(4.5)
Tax indemnification expense						(12.6)
Amortization of deferred cloud computing implementation costs						(9.2)
Loss on investments						(3.6)
EU medical device regulation transition costs (5)						(2.5)
Other adjustments						(1.7)
Loss before income taxes						$(29.1)
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
(3) Refer to “—Note 3. Revenue” for additional information.
(4) Represents reserves accrued in connection with the resolution of a contractual dispute. Refer to “—Note 13. Commitments and Contingencies” for additional information.
(5) Represents incremental consulting costs and R&D manufacturing site costs to align compliance of the Company’s existing, on-market products that were previously registered under the European In Vitro Diagnostics Directive regulatory framework with the requirements under the EU’s In Vitro Diagnostic Regulation, which generally apply from May 2022 onwards.
(6) Represents the write off of the tax assessment refund related to the Luxembourg net wealth tax, as the weight of available evidence indicated that it is not more likely than not that the position will be sustained during the pendency of an appeal.
(7) Represents loss on disposal from the sale of the McKellar, San Diego, CA facility.
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

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory:

	Long-lived Assets as of		Total Revenues for Fiscal Year Ended
(In millions)	December 28, 2025	December 29, 2024	2025	2024	2023
Domestic	$829.2	$947.8	$1,436.6	$1,568.8	$1,829.4
Foreign	529.1	432.4	1,293.6	1,214.1	1,168.4
Total	$1,358.3	$1,380.2	$2,730.2	$2,782.9	$2,997.8
Note 5. Income Taxes
Significant components of the provision for income taxes were as follows:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Current:
Federal	$(1.5)	$(1.1)	$(49.3)
State	0.6	4.9	(1.6)
Foreign	24.9	22.1	36.4
Total current provision (benefit)	24.0	25.9	(14.5)
Deferred:
Federal	(5.5)	(130.5)	8.5
State	1.2	0.6	(3.6)
Foreign	4.4	24.5	(9.4)
Total deferred benefit	0.1	(105.4)	(4.5)
Provision for (benefit from) income taxes	$24.1	$(79.5)	$(19.0)
The Company’s income before income taxes was subject to taxes in the following jurisdictions for the following periods:

	Fiscal Year Ended
(In millions)	2025	2024	2023
United States	$(523.8)	$(2,167.1)	$(163.9)
Foreign	(583.9)	35.6	134.8
Loss before income taxes	$(1,107.7)	$(2,131.5)	$(29.1)

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 28, 2025 and December 29, 2024 are shown below:

(In millions)	December 28, 2025	December 29, 2024
Deferred tax assets:
Lease liability	$43.8	$46.2
Allowance for returns and discounts	42.7	38.4
Inventory reserve	22.2	14.7
Stock-based compensation	7.8	9.7
Tax loss, interest expense and credit carryforwards	487.1	468.7
Research & development expenses	68.1	95.7
Employee related obligations	14.9	13.2
Other, net	48.4	—
Total deferred tax assets	735.0	686.6
Valuation allowance for deferred tax assets	(249.8)	(142.4)
Total deferred tax assets, net of valuation allowance	485.2	544.2
Deferred tax liabilities:
Right-of-use assets	(35.2)	(38.9)
Intangible assets	(456.2)	(468.6)
Property, plant and equipment	(83.5)	(107.5)
Other, net	—	(5.7)
Total deferred tax liabilities	(574.9)	(620.7)
Net deferred tax liabilities	$(89.7)	$(76.5)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. During the fiscal year ended 2024 and subsequently in 2025, the Company was no longer demonstrating positive worldwide cumulative pre-tax book income, driven primarily by the impairment of goodwill during 2024 and 2025. Absent utilizing more subjective projections of future income, a portion of the Company’s federal net operating loss and interest expense carryforwards, a portion of certain state net operating loss, interest expense and tax credit carryforwards, and deferred tax assets related to certain foreign subsidiaries were not more likely than not to be realized. The Company maintained a valuation allowance during the fiscal year ended 2025 for those U.S. and foreign deferred tax assets not more likely than not to be utilized.
The valuation allowance of $249.8 million as of December 28, 2025 represents the portion of the deferred tax asset that management could not conclude was more likely than not to be realized. The Company’s valuation allowance relates primarily to the realization of recorded tax benefits on tax interest and loss carryforwards from operations in the U.S. federal and state jurisdictions as well as Luxembourg, tax credits in U.S. state jurisdictions, and foreign distributors deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in future years based on changes in available positive and negative evidence. The Company’s overall valuation allowance recorded on deferred tax assets increased primarily due to an increase in deferred tax assets related to additional U.S. net operating losses and other deferred tax assets recorded during the fiscal year ended 2025.
As of December 28, 2025, the Company had U.S. federal NOL carryforwards of $1,008.5 million, of which $345.0 million are subject to expiration through 2037 and $663.5 million are not subject to expiration. In addition, the Company has state NOLs of approximately $719.7 million, which will expire in years 2026 through 2044. As of December 28, 2025, the Company had U.S. federal research credit carryforwards of $26.0 million and federal foreign tax credits of $2.2 million, which will begin to expire in 2034 and 2028, respectively. In addition, the Company had state research credits of $21.1 million and state business credit carryforwards of $25.6 million, of which none expire. As of December 28, 2025, the Company had $148.1 million of NOL carryforwards in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $110.3 million have no expiration and the remaining $37.9 million will expire in years through 2040.
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

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes from continuing operations pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended 2025 was as follows:

	Fiscal Year Ended
	2025
(In millions, except percentages)	Amount	Percent
U.S. Federal Statutory Tax Rate	$(232.6)	21.00%
State and Local Income Taxes, net of Federal Income Tax Effect (1)	(8.0)	0.72
Foreign Tax Effects
China
Goodwill Impairment	14.3	(1.29)
Other	1.0	(0.09)
United Kingdom
Goodwill Impairment	88.7	(8.01)
Other	(1.6)	0.14
France
Goodwill Impairment	20.2	(1.82)
Other	1.5	(0.13)
Other Foreign Jurisdictions
Goodwill Impairment	23.7	(2.14)
Other	17.3	(1.56)
Effects of Cross-Border Tax Laws	8.4	(0.76)
Tax Credits
Other	(1.8)	0.16
Change in Valuation Allowance	76.4	(6.90)
Non-Deductible Items
Other	9.6	(0.86)
Changes in Unrecognized Tax Benefits	9.7	(0.88)
Other Adjustments
Other	(2.7)	0.25
Provision for income taxes	$24.1	(2.17)%
(1)During the fiscal year ended 2025, state taxes in California, Texas, Florida, Georgia, Pennsylvania, Tennessee and Illinois comprised greater than 50% of the tax effect in this category.

The reconciliation of income tax computed at the federal statutory rate to the benefit from income taxes from continuing operations for fiscal years ended 2024 and 2023 was as follows:

	Fiscal Year Ended
(In millions)	2024	2023
Tax benefit at statutory tax rate	$(447.6)	$(6.1)
State tax benefit, net of federal tax	(7.2)	(2.8)
Foreign income taxed at rates other than the applicable U.S. rate	10.3	(23.0)
Goodwill Impairment	316.2	—
Permanent differences	14.8	(4.3)
Federal and state research credits—current year	(5.1)	(10.3)
Stock-based compensation	6.2	1.5
Change in valuation allowance	31.3	10.4
Global Intangible Low-Taxed Income	0.1	20.1
Change in uncertain tax positions	(7.8)	(11.8)
Other	9.3	7.3
Benefit from income taxes	$(79.5)	$(19.0)
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Beginning balance	$183.9	$28.8	$40.0
Increases related to current year tax positions	13.5	—	2.6
Increases (decreases) related to prior year tax positions	—	165.4	(0.1)
Decreases due to settlements and expirations	(0.8)	(10.3)	(13.7)
Ending balance	$196.6	$183.9	$28.8
As of December 28, 2025, December 29, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $196.6 million, $183.9 million, and $28.8 million, respectively, of which $20.8 million, $16.3 million and $21.6 million, respectively, would reduce the Company’s annual effective tax rate, if recognized.
The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of the income tax expense. The Company had accrued interest and penalties associated with uncertain tax positions of $2.4 million as of December 28, 2025 and $1.6 million as of December 29, 2024. The Company recognized net interest income of $0.2 million, $2.4 million and $4.3 million for fiscal years ended 2025, 2024 and 2023, respectively, due to the reversals of prior year accrued interest.
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
Ortho is currently under audit in certain jurisdictions for tax years under the responsibility of Johnson & Johnson. Pursuant to the stock and asset purchase agreement entered into by Ortho and Johnson & Johnson in January 2014, Johnson & Johnson retained all income tax liabilities accrued as of the date of acquisition, including reserves for unrecognized tax benefits. Accordingly, all tax liabilities related to these tax years will be indemnified by Johnson & Johnson. During the fourth quarter of fiscal year ended 2023, the federal examination for tax years 2013 through 2014 closed with no liability due. As such, the related unrecognized tax benefits and interest were released totaling $19.9 million, offset by $5.4 million of competent authority benefits reversed. As of December 28, 2025, the remaining indemnification receivable from Johnson & Johnson totaled $3.3 million and is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet.
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
The following table summarizes the changes to the valuation allowance for balances for fiscal years ended 2025, 2024 and 2023:

	Beginning Balance	Additions Due to Current Year Acquisitions	Additions Charged to (Benefit From) Provision for Income Taxes	Currency Translation/Other(1)	Ending Balance
Deferred tax valuation allowance
Fiscal year ended December 28, 2025	$142.4	—	113.0	(5.6)	$249.8
Fiscal year ended December 29, 2024	$274.7	—	31.3	(163.6)	$142.4
Fiscal year ended December 31, 2023	$251.3	—	10.4	13.0	$274.7
(1) The other decreases in valuation allowance during fiscal year ended 2024 related predominately to reserves for unrecognized tax benefits recorded on certain Luxembourg tax loss carryforwards during the period.
Disclosed below is a summary of net income taxes paid or refunded by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for fiscal year ended 2025.

Fiscal Year Ended
(In millions)	2025
Income Tax Payments (Net of Refunds)
U.S. Federal	$(23.2)
U.S. State and Local
New York	(4.7)
Other	(6.1)
Foreign
China	3.6
Other	5.0
Total Taxes Paid (Net of Refunds)	$(25.4)
Note 6. Balance Sheet Account Details
Cash, Cash Equivalents and Restricted Cash

(In millions)	December 28, 2025	December 29, 2024
Cash and cash equivalents	$169.8	$98.3
Restricted cash included in Other assets	—	0.2
Cash, cash equivalents and restricted cash	$169.8	$98.5

Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	December 28, 2025	December 29, 2024
Accounts receivable	$514.1	$382.0
Allowance for contract rebates and discounts	(79.8)	(85.3)
Allowance for doubtful accounts	(17.3)	(14.3)
Total accounts receivable, net	$417.0	$282.4
The allowance for contractual rebates involves estimating adjustments to revenue based on a high volume of data, including inputs from third-party sources. In addition, the determination of such adjustments includes estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, which vary across customers, the related balance of which was $28.7 million and $39.8 million at December 28, 2025 and December 29, 2024, respectively, and was included in the allowance for contract rebates and discounts.
The following table summarizes changes to the accounts receivable allowance balances for fiscal years ended 2025, 2024 and 2023:

	Balance at Beginning of Period	Additions Charged to Expense or as Reductions to Revenue (1)	Deductions (2)	Balance at end of period
(In millions)
Fiscal year ended December 28, 2025	$99.6	$550.1	$(552.6)	$97.1
Fiscal year ended December 29, 2024	$91.8	$486.2	$(478.4)	$99.6
Fiscal year ended December 31, 2023	$89.1	$493.5	$(490.8)	$91.8
(1)Primarily represents charges for contract rebate allowances recorded as reductions to revenue. Additions to allowance for doubtful accounts are recorded to selling, marketing and administrative expense.
(2)The deductions represent actual charges against the accrual described above.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	December 28, 2025	December 29, 2024
Raw materials	$189.9	$211.8
Work-in-process (materials, labor and overhead)	107.7	90.6
Finished goods (materials, labor and overhead)	289.0	291.6
Total inventories	$586.6	$594.0

Inventories	$577.6	$533.7
Other assets (1)	9.0	60.3
Total inventories	$586.6	$594.0
(1) Other assets includes inventory expected to remain on hand beyond one year.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	December 28, 2025	December 29, 2024
Income taxes and other tax receivables	$79.8	$112.1
Prepaid expenses	53.9	73.2
Other receivables	40.2	24.3
Contract assets	34.7	32.5
Derivatives	13.7	15.1
Other (1)	28.2	5.2
Total prepaid expenses and other current assets	$250.5	$262.4
(1) Primarily relates to cloud computing.
Property, Plant and Equipment, Net
The following is a summary of property, plant and equipment, net:

(In millions)	December 28, 2025	December 29, 2024
Equipment, furniture and fixtures	$777.8	$673.2
Building and improvements	332.9	330.0
Customer leased instruments	906.2	728.1
Finance lease right-of-use asset	—	12.5
Land	15.1	11.7
Construction in progress	271.1	350.9
Total property, plant and equipment, gross	2,303.1	2,106.4
Less: accumulated depreciation and amortization	(944.8)	(726.2)
Total property, plant and equipment, net	$1,358.3	$1,380.2
Construction in progress reflects amounts incurred for construction or improvements of property, plant, or equipment that have not been put in service. In addition, construction in progress includes certain instruments that have not been placed at a customer under a lease agreement that will be reclassified to leased instruments once placed at a customer site. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $252.8 million, $250.0 million and $252.4 million for fiscal years ended 2025, 2024 and 2023, respectively.
Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	December 28, 2025	December 29, 2024
Accrued commissions, rebates and returns	$70.8	$67.4
Accrued interest	48.1	39.0
Deferred revenue	37.8	33.5
Derivatives	32.1	4.0
Operating lease liabilities	29.3	31.1
Professional services	25.8	21.4
Accrued other taxes payable	26.3	20.9
Contract termination cost	25.0	—
Other	81.4	71.4
Total other current liabilities	$376.6	$288.7

Note 7. Assets Held for Sale
As part of the Company’s cost-savings initiatives, the Company has been evaluating its real estate footprint with the goal to relocate and consolidate its operations to improve long-term results. As a result, the Company decided to (i) sell the McKellar, San Diego, CA facility and (ii) sell the Raritan, NJ facility with the intent to subsequently lease back the right to use the property. In the second quarter of 2024, the properties met the requirements for reclassification from property, plant and equipment, net to assets held for sale. The carrying value of the assets was reduced to its estimated relative fair value less costs to sell, resulting in an impairment charge of $56.9 million that was included in Asset impairment charge for the fiscal year ended 2024. The McKellar, San Diego, CA facility was sold during the fourth quarter of 2024 for net cash proceeds of $9.3 million, resulting in a loss on disposal of $1.2 million. This loss was included in Other operating expenses. In the third quarter of 2025, the Company recorded an additional impairment charge of $9.7 million as a result of the latest fair value assessment of the Raritan, NJ facility. The Raritan, NJ facility continues to meet the criteria for held for sale.
Note 8. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Balance at December 31, 2023	$1,743.9	$582.4	$85.7	$60.9	$19.1	$2,492.0
Impairment charge	(1,743.9)	—	(17.3)	(61.4)	—	(1,822.6)
Foreign currency translation	—	(16.4)	(1.8)	0.5	(2.2)	(19.9)
Balance at December 29, 2024	$—	$566.0	$66.6	$—	$16.9	$649.5
Impairment charge	—	(614.8)	(68.1)	—	(17.8)	(700.7)
Foreign currency translation	—	48.8	1.5	—	0.9	51.2
Balance at December 28, 2025	$—	$—	$—	$—	$—	$—
The gross goodwill balance was $2,472.1 million as of December 29, 2024. Accumulated goodwill impairment losses were $1,822.6 million as of December 29, 2024.

Intangible assets consisted of the following:

		December 28, 2025			December 29, 2024
Description	Weighted-average useful life (years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology	14.9	$999.6	$(310.3)	$689.3	$999.5	$(249.6)	$749.9
Customer relationships	20.0	2,036.2	(463.5)	1,572.7	2,027.1	(366.8)	1,660.3
License agreements	N/A	—	—	—	3.1	(3.1)	—
Patent and trademark costs	14.9	402.6	(114.1)	288.5	401.3	(87.6)	313.7
Software development costs	5.5	21.5	(8.2)	13.3	22.7	(11.0)	11.7
Total intangible assets		$3,459.9	$(896.1)	$2,563.8	$3,453.7	$(718.1)	$2,735.6
* N/A - Not applicable due to zero balance.
Interim impairment assessment 2025
During the third quarter of 2025, the Company concluded that the sustained decline in the Company’s stock price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units. Based on the Company’s interim goodwill impairment assessment in the third quarter of 2025, the Company concluded that the EMEA, China and Latin America reporting units’ carrying values exceeded their respective fair values. As a result, the Company recorded a non-cash goodwill impairment charge of $614.8 million, $68.1 million and $17.8 million in the third quarter of 2025 for the EMEA, China and Latin America reporting units, respectively, which represented a full impairment of the goodwill allocated to these reporting units.
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
The Company reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Given the indications of possible impairment that occurred during the third quarter of 2025, the Company tested its EMEA, China and Latin America long-lived asset group for recoverability and impairment as of September 28, 2025. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for the EMEA,China and Latin America long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of September 28, 2025.
Interim impairment assessment 2024
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
Annual impairment assessment 2024
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
Amortization expense related to the capitalized software costs was $3.6 million, $2.7 million and $0.6 million for fiscal years ended 2025, 2024 and 2023, respectively. Amortization expense (including capitalized software costs) was $189.2 million, $203.4 million and $204.8 million for fiscal years ended 2025, 2024 and 2023, respectively.
The expected future annual amortization expense of the Company’s finite-lived intangible assets held as of December 28, 2025 is as follows:

(In millions)
2026	$185.4
2027	185.5
2028	185.5
2029	185.5
2030	183.3
Note 9. Borrowings
The components of borrowings were as follows:

(In millions)	December 28, 2025	December 29, 2024
Term Loan A	$1,150.0	$2,282.7
Term Loan B	1,450.0	—
Revolving Credit Facility	80.0	198.0
Financing lease obligation	1.6	7.9
Other short-term borrowings	3.0	—
Other long-term borrowings (1)	13.1	—
Unamortized deferred financing costs	(19.6)	(5.5)
Unamortized original issue discount	(27.9)	—
Total borrowings	2,650.2	2,483.1
Less: current portion	(178.3)	(341.8)
Long-term borrowings	$2,471.9	$2,141.3
(1)Includes proceeds received from a three-year lease arrangement in India, whereby the Company will sell its instruments placed at customer locations under a reagent rental agreement. The transaction did not qualify as a sale and is accounted for as a financing arrangement.
On August 21, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender (“Bank of America”), and the other lenders and L/C issuers party thereto (together with Bank of America, the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”; collectively with the Term Loan A Facilities, the “Term Loans”) and (iv) a $700.0 million revolving credit facility (the “Revolving Credit Facility”; together with the Term Loans, the “Financing”). The Financing is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). On the Closing Date, the Company borrowed the entire amount of the Term Loan A and the Term Loan B, and the effective interest rates as of December 28, 2025 were 6.87% and 8.43%, respectively. The weighted average effective interest rate on aggregate Term Loans, net of interest rate swaps, as of December 28, 2025 was 7.03%. During the fiscal year ended 2025, the Company recorded a $5.1 million loss on extinguishment in connection with the Financing, representing the difference between the reacquisition value and the net carrying value of the extinguished debt.
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
Availability under the Revolving Credit Facility, after deducting letters of credit of $23.4 million and $80.0 million borrowings outstanding, was $596.6 million as of December 28, 2025. During fiscal year ended 2025, the Company borrowed $554.0 million and made $672.0 million in payments on the Revolving Credit Facility.
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
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the Closing Date and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with the financial covenants as of December 28, 2025.
The estimated fair value of the Company’s borrowings under the Term Loans was $2,563.5 million at December 28, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,600.0 million. The estimated fair value of the Company’s borrowings under the previous term loan under the Prior Credit Agreement was $2,254.2 million at December 29, 2024, compared to the carrying amount, excluding debt issuance costs, of $2,282.7 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
The following table provides the detailed amounts within Interest expense, net for fiscal years ended 2025, 2024 and 2023:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Term Loan A	$120.9	$171.9	$175.6
Term Loan B	42.4	—	—
Revolving Credit Facility	19.8	16.4	3.3
Amortization of deferred financing costs	3.6	3.2	3.3
Amortization of original issue discount	1.1	—	—
Derivative instruments and other	(8.0)	(25.4)	(29.1)
Interest income	(2.2)	(2.6)	(5.5)
Interest expense, net	$177.6	$163.5	$147.6

The following table provides a schedule of required future repayments of all borrowings outstanding as of December 28, 2025:

(In millions)
2026	$178.3
2027	76.3
2028	77.2
2029	54.0
2030	934.5
Thereafter	1,377.4
Total	$2,697.7
Note 10. Leases
The Company leases administrative, R&D, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.
Operating lease cost for fiscal years ended 2025, 2024 and 2023 was $33.1 million, $40.4 million and $38.4 million, respectively. Variable lease cost for fiscal years ended 2025, 2024 and 2023 was $14.2 million, $13.2 million and $9.8 million, respectively. Finance leases are immaterial to the Company’s Consolidated Financial Statements.
The supplemental cash flow information related to operating leases during the respective periods was as follows:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$42.4	$38.9	$36.5
ROU assets obtained in exchange for new lease liabilities	$19.9	$30.5	$17.9
The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable operating leases at the end of fiscal year ended 2025 were as follows:

(In millions)
2026	$36.6
2027	33.4
2028	30.7
2029	25.0
2030	22.7
Thereafter	63.8
Total lease payments	212.2
Less: imputed interest	(28.5)
Total	183.7
Less: current portion	(29.3)
Non-current portion	$154.4

Weighted average remaining lease term	7.0 years
Weighted average discount rate	4%
Note 11. Stockholders’ Equity
Preferred Stock
The Company’s Charter authorizes the issuance of up to 5.0 million shares of preferred stock. The Board is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. No shares of preferred stock were outstanding for fiscal years ended 2025, 2024 or 2023.

Equity Incentive Plan
The Company assumed Quidel’s 2018 Equity Incentive Plan, as amended and restated (the “Quidel Equity Plan”), including all form of award agreements and grants of awards issued thereunder, and shares of Quidel’s common stock (“Quidel Shares”) subject to the plan were replaced by an equivalent number of shares of QuidelOrtho’s common stock. In connection with the assumption of the Quidel Equity Plan, the plan was renamed the “QuidelOrtho Corporation Amended and Restated 2018 Equity Incentive Plan” (the “2018 Plan”) and all references to the “Company” in the Quidel Equity Plan were changed to QuidelOrtho. At the Company's 2025 Annual Meeting of Stockholders, the Company’s stockholders approved the adoption of the Company’s Second Amended and Restated 2018 Equity Incentive Plan (the “Second A&R 2018 Plan”) to amend and restate the 2018 Plan to (1) increase the number of shares of the Company’s common stock authorized for issuance under the 2018 Plan by 6,200,000 shares; (2) extend the term of the 2018 Plan to May 20, 2035; and (3) make related administrative changes.
The Company grants (i) stock options and (ii) RSUs, which include time-based RSUs, performance-based RSUs and restricted stock awards, to employees and non-employee directors, under the Second A&R 2018 Plan. Quidel previously granted stock options under its 2016 Equity Incentive Plan (the “2016 Plan”), Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) and Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”). The 2016 Plan, 2010 Plan and 2001 Plan were terminated at the time of adoption of the Quidel Equity Plan. The terminated 2016 Plan and 2010 Plan continue to govern outstanding options granted thereunder.
The Company has stock options and RSUs outstanding, which were issued under these equity incentive plans to certain employees and non-employee directors. Stock options granted under these plans have terms ranging up to ten years, have exercise prices ranging from $15.40 to $254.00 per share, and generally vest over three or four years. As of December 28, 2025, 4,476,946 shares of common stock remained available for grant and 7,105,501 shares of common stock were reserved for future issuance under the Second A&R 2018 Plan.
RSUs
The Company grants RSUs to certain officers and directors. Until the restrictions lapse, ownership of the shares underlying the affected RSUs is conditional upon continuous employment with the Company and/or achievement of certain performance goals.
For fiscal years ended 2025, 2024 and 2023, the Company granted 1.2 million, 1.2 million and 0.6 million shares of common stock, respectively, of RSUs to certain officers and directors, which either have a time-based, three-year or four-year vesting provision or performance-based vesting provision.
During fiscal years ended 2025, 2024 and 2023, RSUs were granted to certain non-employee directors of the Board in lieu of cash compensation as a part of the Company’s Board Deferred Compensation Plan. The compensation expense associated with these RSU grants was $0.7 million, $0.6 million and $0.5 million for fiscal years ended 2025, 2024 and 2023, respectively.
Employee Deferred Compensation Plan
For fiscal years ended 2025, 2024 and 2023, certain employees of the Company were eligible to participate in the Employee Deferred Compensation Plan with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the value of their cash bonus in the form of fully vested RSUs, plus a premium of additional RSUs, issued under the Second A&R 2018 Plan. The premium RSUs are subject to a one-year vesting requirement from the date of issuance. The additional premium is determined based on the length of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.
Employee Stock Purchase Plan
The Company assumed Quidel’s 1983 Employee Stock Purchase Plan, as amended and restated (the “Quidel ESPP”), and the Quidel Shares subject to the Quidel ESPP were replaced by an equivalent number of shares of QuidelOrtho’s common stock. In connection with the assumption of the Quidel ESPP, the Quidel ESPP was renamed the “QuidelOrtho Corporation Amended and Restated 1983 Employee Stock Purchase Plan” and all references to the “Company” in the Quidel ESPP were changed to QuidelOrtho.
Under the ESPP, certain full-time employees were allowed to purchase common stock through payroll deductions (which could not exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 28, 2025, 360,522 shares of common stock remained available for future issuance.
Stock Repurchase Program
On August 17, 2022, the Board authorized the Stock Repurchase Program, allowing the Company to repurchase up to $300.0 million of its common stock, which expired on August 17, 2024.

There were no shares repurchased for the fiscal years ended 2025 or 2024. During fiscal year ended 2023, 120,000 shares of outstanding common stock were repurchased under the Stock Repurchase Program.
Note 12. Stock-based Compensation
Stock-based compensation expense was as follows:

	Fiscal Year Ended
(In millions)	2025	2024	2023
Cost of sales, excluding amortization of intangibles	$5.9	$5.5	$4.3
Selling, marketing and administrative	32.9	26.0	37.7
Research and development	2.9	3.4	4.9
Restructuring, integration and other charges	3.8	7.5	16.9
Total stock-based compensation expense	$45.5	$42.4	$63.8

Income tax (expense) benefit	$(1.7)	$(7.1)	$1.7
The table above includes $12.2 million of compensation expense related to liability-classified awards for fiscal year ended 2023, which has been settled in cash. These awards primarily represent the $7.14 per share cash settled portion of the replacement awards issued in connection with the Combinations. Cash paid to settle liability-classified awards was $7.3 million for fiscal year ended 2023. Amounts related to fiscal years ended 2025 and 2024 were not material.
For fiscal years ended 2025, 2024 and 2023, the Company recorded $0.6 million, $0.6 million and $1.5 million in stock-based compensation expense, respectively, associated with the Employee Deferred Compensation Plan described in “—Note 11. Stockholders’ Equity.”
Stock Options
A summary of the status of stock option activity for fiscal year ended 2025 is as follows:

(In thousands, except price data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2024	1,099	$87.22
Granted	273	32.52
Exercised	(70)	22.05
Cancellations	(521)	96.45
Outstanding at December 28, 2025	781	$67.79	6.99	$179
Vested and expected to vest at December 28, 2025	759	$68.77	6.93	$179
Exercisable at December 28, 2025	384	$96.09	5.01	$179
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Fiscal Year Ended
	2025	2024	2023
Risk-free interest rate	3.94%	4.60%	3.52%
Expected option life (in years)	5.03	5.69	5.53
Volatility rate	60%	59%	57%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value	$17.83	$24.37	$48.17
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
The Company’s determination of fair value is affected by the Company’s stock price, as well as a number of assumptions that require judgment. The total intrinsic value was $1.4 million, $2.1 million and $4.4 million for options exercised during fiscal years ended 2025, 2024 and 2023, respectively.
In January 2023, the Compensation Committee of the Board approved a modification to the vesting terms of certain stock options that were previously granted by Ortho to certain Ortho employees, such that the stock options vested on December 31, 2023. The modification resulted in an additional $11.1 million of stock-based compensation expense recognized during fiscal year ended 2023.
As of December 28, 2025, total unrecognized compensation expense related to stock options was approximately $5.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years. The maximum contractual term of the Company’s stock options is ten years.
RSUs
A summary of the status of RSU activity for fiscal year ended 2025 is as follows:

(In thousands, except price data)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2024	1,382	$59.42
Granted	1,172	35.53
Vested	(587)	63.05
Forfeited	(120)	51.57
Non-vested at December 28, 2025	1,847	$43.62
The total amount of unrecognized compensation expense related to non-vested RSUs as of December 28, 2025 was approximately $48.5 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the fiscal years ended December 29, 2024 and December 31, 2023 was $50.05 and $86.49, respectively.
Note 13. Commitments and Contingencies
Purchase Obligations
The Company had $236.9 million of purchase obligations as of December 28, 2025, the majority of which is expected to be purchased in the next year. These purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transaction, as well as amounts for planned inventory purchases under contractual arrangements.
Litigation and Other Legal Proceedings
On April 12, 2024, a purported stockholder of the Company filed a putative class action complaint under the federal securities laws against the Company and three of its current and former executives. The complaint, which is captioned Bristol County Retirement System v. QuidelOrtho Corporation, et al., Case No. 1:24-cv-02804-JAV (S.D.N.Y.) (the “Bristol County Complaint”), asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its SAVANNA RVP4 assay. The Bristol County Complaint seeks a judgment determining that the lawsuit can be maintained as a class action and awarding the plaintiff and putative class damages, pre- and post-judgment interest, attorneys’ and experts’ fees, and costs. On December 16, 2024, the court appointed Central States, Southeast and Southwest Areas Health and Welfare Fund and Teamsters Local 710 Pension Fund (“Teamsters Funds”) as lead plaintiffs in the action, and approved their selection of lead counsel. Teamsters Funds filed an amended complaint on February 7, 2025, and added as additional defendants three current and former executives of the Company not previously named in the Bristol County Complaint. On April 4, 2025, the defendants filed a motion to dismiss the amended complaint.

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
During the third quarter of 2025, a final judgment was entered relating to a dispute with a potential supplier for COVID-19 pandemic raw materials and services, which required the Company to pay monetary damages of $10.8 million, which was paid in full in the fourth quarter of 2025. Consistent with ASC 450, for the three months ended April 2, 2023, the Company accrued reserves of $1.4 million for this matter, representing the minimum amount in the then-estimable range of loss. The Company accrued additional reserves of $9.4 million for this matter in the third quarter of 2025. Following the payment of $10.8 million in the fourth quarter of 2025, there was no remaining accrual for this matter as of fiscal year ended 2025.
Management believes that all current legal actions, to which the Company is able to estimate a possible loss or range of loss, in the aggregate, are not expected to have a material adverse effect on the Company. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales, as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $14.0 million, $18.5 million and $21.8 million for fiscal years ended 2025, 2024 and 2023, respectively.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $7.6 million as of December 28, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of December 28, 2025, all of which were interest rate swaps:

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
On December 30, 2022, the Company entered into five interest rate swaps with an aggregate notional amount of $1.8 billion to hedge part of the variable rate interest payments under the previous term loan under the Prior Credit Agreement. The interest rate swaps became effective December 30, 2022 with an initial maturity date of May 27, 2027. For each of the five interest rate swaps, the Company received floating interest payments monthly based on one-month SOFR and paid fixed rates of 3.7650%, 3.7725%, 3.7675%, 3.7575% and 3.7725% to the respective counterparties. These five swaps were terminated early on August 22, 2025. The settlement value of those swaps was embedded into ten interest rate swaps entered into on August 22, 2025 with an aggregate notional amount of $1.6 billion as part of the variable rate interest payments under the Term Loans. Refer to the table above for a breakdown of the respective expiration dates by specific interest rate swap.
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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $1.5 million as of December 28, 2025 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of December 28, 2025:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$731.3	Cash Flow Hedge
Foreign currency forward contracts	$1,139.6	Non-designated
The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified From AOCI Into Loss	Amount of Loss (Gain) Reclassified From AOCI Into Loss
Fiscal Year Ended 2025
Foreign currency forward contracts (sales)	$6.5	Total revenues	$(3.2)
Foreign currency forward contracts (purchases)	$0.4	Cost of sales, excluding amortization of intangibles	$0.2
Interest rate derivatives	$23.3	Interest expense, net	$(8.1)
Fiscal Year Ended 2024
Foreign currency forward contracts (sales)	$(13.0)	Total revenues	$2.5
Foreign currency forward contracts (purchases)	$0.7	Cost of sales, excluding amortization of intangibles	$0.3
Interest rate derivatives	$(44.8)	Interest expense, net	$(25.5)
Fiscal Year Ended 2023
Foreign currency forward contracts (sales)	$7.0	Total revenues	$4.3
Foreign currency forward contracts (purchases)	$(2.5)	Cost of sales, excluding amortization of intangibles	$1.9
Interest rate derivatives	$(13.4)	Interest expense, net	$(30.1)
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

The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax Loss (Gain) Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Fiscal Year Ended 2025
Foreign exchange contracts	$38.8	$(10.7)

Fiscal Year Ended 2024
Foreign exchange contracts	$(29.6)	$(11.6)

Fiscal Year Ended 2023
Foreign exchange contracts	$8.5	$(1.0)
Fair value losses and gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were losses of $6.7 million and gains of $12.4 million for fiscal years ended 2025 and 2024, respectively. Fair value gains and losses on foreign currency forward contracts that do not qualify for hedge accounting treatment were not material for fiscal year ended 2023.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024:

(In millions)	December 28, 2025	December 29, 2024
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$0.3	$1.3
Other assets	—	12.4
Other liabilities	19.9	—
Foreign currency forward contracts:
Prepaid expenses and other current assets	4.8	11.0
Other assets	18.5	9.1
Other current liabilities	27.7	3.3
Other liabilities	35.1	1.4

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	8.6	2.8
Other current liabilities	4.4	0.7
Fair Value of Derivative Instruments
The Company has classified its derivative instruments within Level 2 of the fair value hierarchy, as the fair values were determined using valuation models that use market observable inputs.
Note 15. Long-term Employee Benefits
Defined Benefit Plans and Other Post-employment Benefits
The Company has certain defined benefit plan obligations and related plan assets for employees of non-U.S. subsidiaries. In addition to these defined benefit plans, the Company also has one non-U.S. post-employment benefit plan and a replacement retiree health care reimbursement plan for certain U.S employees. The U.S. plan is funded on a pay-as-you-go basis and is not accepting new participants.

Obligation and Funded Status
The measurement dates used to determine the defined benefit and other post-employment benefit obligations were December 28, 2025 and December 29, 2024. The following tables set forth the changes to the PBO and plan assets:

	Fiscal Year Ended
(In millions)	2025	2024
Defined Benefit Plans
Change in benefit obligation:
PBO at beginning of year	$33.0	$36.9
Service cost	2.0	2.1
Interest cost	1.1	1.1
Contributions by plan participants	0.1	0.1
Benefits paid	(0.8)	(1.3)
Actuarial gain	(1.0)	(1.4)
Settlements	(1.6)	(1.8)
Foreign currency exchange rate changes	2.4	(2.7)
PBO at end of year	$35.2	$33.0
Change in plan assets:
Fair value of plan assets at beginning of year	$19.3	$20.4
Actual return on plan assets	1.3	1.0
Employer contributions	2.0	2.6
Benefits paid	(0.8)	(1.0)
Settlements	(1.6)	(1.9)
Foreign currency exchange rate changes	0.6	(1.8)
Fair value of plan assets at end of year	$20.8	$19.3
Funded status at end of year	$(14.4)	$(13.7)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$2.3	$1.3
Other current liabilities	(0.6)	(0.4)
Other liabilities	(16.1)	(14.6)
Net amount recognized	$(14.4)	$(13.7)

	Fiscal Year Ended
(In millions)	2025	2024
Other Post-employment Benefits
Change in benefit obligation:
PBO at beginning of year	$17.4	$18.5
Service cost	0.3	0.4
Interest cost	0.7	0.8
Benefits paid	(1.3)	(1.3)
Actuarial loss (gain)	0.5	(1.0)
PBO at end of year	$17.6	$17.4
Amounts recognized on the Consolidated Balance Sheets:
Other current liabilities	$(2.5)	$(3.8)
Other liabilities	(15.1)	(13.6)
Net amount recognized	$(17.6)	$(17.4)

PBO is the actuarial present value of benefits attributable to employee service rendered to date and reflects the effects of estimated future pay increases. The ABO is the actuarial present value of benefits attributable to employee service to date, but does not include the effects of estimated future pay increases.
The following table reflects the ABO for all defined benefit plans as of December 28, 2025 and December 29, 2024. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for defined benefit plans with PBO in excess of plan assets and for defined benefit plans with ABO in excess of plan assets.

(In millions)	December 28, 2025	December 29, 2024
ABO	$28.0	$26.3
Plans with PBO in excess of plan assets
PBO	$23.6	$20.7
Fair value of plan assets	7.6	6.1
Plans with ABO in excess of plan assets
PBO	$21.4	$18.6
ABO	18.7	16.2
Fair value of plan assets	5.6	4.2
The pre-tax amounts that are not yet reflected in the net periodic benefit cost and are included in AOCI as of December 28, 2025 and December 29, 2024 include the following:

	Fiscal Year Ended
(In millions)	2025	2024
Defined Benefit Plans
Accumulated net actuarial gains (losses)	$1.3	$(0.5)
Accumulated prior service credit	$0.1	$0.1
Other Post-employment Benefits
Accumulated net actuarial gains	$1.4	$1.9
These accumulated net actuarial gains and losses for defined benefit plans and other post-employment benefits primarily relate to differences between the actual net periodic expense and the expected net periodic expense from differences in significant assumptions, including primarily return on plan assets and discount rates used in these estimates.
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit plans was $2.3 million and $2.8 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively, and was primarily related to service cost. Changes in plan assets and benefit obligations recognized in OCI were $(1.8) million for both fiscal years ended December 28, 2025 and December 29, 2024.
Net periodic benefit cost for the Company’s other post-employment benefit plans was $1.0 million and $1.2 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively, and was primarily related to interest cost. Changes in benefit obligations recognized in OCI were $0.5 million and $(1.0) million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.
The components of net periodic benefit cost other than the service cost component are recorded in Other expense, net in the Consolidated Statements of Loss.
Assumptions and Sensitivities
The following assumptions were used to measure the fair value of the benefit obligations and associated plan assets for the periods below:

	December 28, 2025	December 29, 2024
Defined Benefit Plans
Weighted average discount rate	4.0%	3.3%
Weighted average rate of compensation increases	3.3%	3.3%
Other Post-employment Benefits
Weighted average discount rate	4.6%	5.0%

The critical assumptions used in determining the net periodic benefit cost for fiscal years ended 2025 and 2024 are as follows:

	December 28, 2025	December 29, 2024
Defined Benefit Plans
Weighted average discount rate	3.3%	3.3%
Weighted average expected rate of compensation increases	3.3%	3.2%
Weighted average expected return on plan assets	3.4%	2.9%
Other Post-employment Benefits
Weighted average discount rate	4.9%	4.8%
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
A significant factor in estimating future per capita cost of covered healthcare benefits for retirees is the healthcare cost trend rate assumption. The health care cost trend rate assumptions for other post-retirement benefit plans are as follows:

December 28, 2025
Health care cost trend rate assumed for next year - Pre-65	7.17%
Health care cost trend rate assumed for next year - Post-65	7.17%
Rate to which the cost trend rate is assumed to decline	4.00%
Year that the trend rate reaches the ultimate trend rate	2048
Anticipated Contributions to Defined Benefit Plans
For funded plans, the Company’s policy is to fund amounts for defined benefit plans sufficient to meet minimum requirements set forth in applicable benefit and local tax laws. Based on the same assumptions used to measure the defined benefit obligations at December 28, 2025, the Company expects to contribute $2.0 million to defined benefit plans in fiscal year 2026.
Estimated Future Benefit Payments
The following table reflects the total benefit payments expected to be made for defined benefit plans and other long-term post-employment benefits:

(In millions)	Defined Benefit Plans	Other Post-employment Benefit Plans
2026	$1.9	$2.5
2027	1.9	2.3
2028	1.7	2.2
2029	3.0	1.9
2030	3.1	1.6
2031-2035	15.7	7.0

Plan Assets
The tables below present the fair value of the defined benefit plans by level within the fair value hierarchy, as described in “—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” at December 28, 2025 and December 29, 2024.

	Fair Value Measurements at December 28, 2025
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equity securities	$2.1	$2.1	$—	$—
Japan equity securities	3.0	3.0	—	—
Other international equity securities	0.9	0.9	—	—
U.S. government bonds	0.2	0.2	—	—
Japan government bonds	2.1	2.1	—	—
Other international government bonds	1.8	1.8	—	—
Cash and cash equivalents	3.1	3.1	—	—
Insurance contracts	7.6	—	—	7.6
Total	$20.8	$13.2	$—	$7.6

	Fair Value Measurements at December 29, 2024
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equity securities	$2.2	$2.2	$—	$—
Japan equity securities	3.0	3.0	—	—
Other international equity securities	0.9	0.9	—	—
U.S. government bonds	0.5	0.5	—	—
Japan government bonds	1.2	1.2	—	—
Other international government bonds	1.8	1.8	—	—
Cash and cash equivalents	3.6	3.6	—	—
Insurance contracts	6.1	—	—	6.1
Total	$19.3	$13.2	$—	$6.1
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
The table below presents a roll-forward of activity for the Level 3 assets for fiscal years ended 2025 and 2024:

(In millions)	Level 3 Assets
Balance at December 31, 2023	$5.7
Net purchases and settlements	0.4
Balance at December 29, 2024	$6.1
Net purchases and settlements	1.5
Balance at December 28, 2025	$7.6
Defined Contribution Plans
The Company offers defined contribution plans to eligible employees primarily in the U.S., whereby employees contribute a portion of their compensation. Company matching and other Company contributions are also provided to the plans. Once Company matching contributions have been paid, the Company has no further payment obligations. The Company’s contributions for its employees totaled approximately $23.2 million, $23.6 million and $18.6 million for fiscal years ended 2025, 2024 and 2023, respectively, which are recognized as expense as incurred in the Consolidated Statements of Loss.
Note 16. Accumulated Other Comprehensive Loss
The following table summarizes the changes in balance of AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Available-for-Sale Investments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(69.3)	$(0.5)	$0.7	$1.5	$(67.6)
Current period deferrals (1)	51.4	0.5	(2.0)	12.6	62.5
Amounts reclassified to Net loss	(1.0)	—	—	(23.9)	(24.9)
Net change	50.4	0.5	(2.0)	(11.3)	37.6
Balance at December 31, 2023	$(18.9)	$—	$(1.3)	$(9.8)	$(30.0)
Current period deferrals (1)	(26.8)	—	2.8	52.1	28.1
Amounts reclassified to Net loss	(11.6)	—	—	(22.7)	(34.3)
Net change	(38.4)	—	2.8	29.4	(6.2)
Balance at December 29, 2024	$(57.3)	$—	$1.5	$19.6	$(36.2)
Current period deferrals (1)	72.6	—	1.3	(31.3)	42.6
Amounts reclassified to Net loss	(10.7)	—	—	(11.1)	(21.8)
Net change	61.9	—	1.3	(42.4)	20.8
Balance at December 28, 2025	$4.6	$—	$2.8	$(22.8)	$(15.4)
(1) Includes tax impact of (i) $1.1 million, $5.0 million and $3.7 million related to cash flow hedges for fiscal years ended 2025, 2024 and 2023, respectively, and (ii) $0.7 million, $4.2 million and $2.1 million related to foreign currency translation adjustments for fiscal years ended 2025, 2024 and 2023, respectively.
Note 17. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the fiscal year ended 2025, in connection with the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization Plan and (ii) the SAVANNA Exit. The cumulative pre-tax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100 million through 2027. The SAVANNA Exit is expected to be substantially complete by the first half of 2027. There were no restructuring or other charges recorded in the fiscal years ended 2024 and 2023.
Integration expenses include costs incurred in connection with the Combinations, which have been completed at the end of 2025. The integration expenses amounted to $127.2 million and $113.4 million for fiscal years ended 2024 and 2023, respectively.

The following summarizes Restructuring, integration and other charges:

Fiscal Year Ended
(In millions)	2025
Restructuring charges:
Employee terminations	$7.6
Asset impairments/write off	0.4
Provision for restructuring(1)(2)	8.0
SAVANNA Exit charges:
Employee terminations	1.7
Asset impairments/write off	149.7
Other costs	12.7
SAVANNA Exit charges(2)	164.1
Implementation costs(2)(3)	2.2
Accelerated depreciation	3.8
Integration expenses(2)	89.3
Total charges	$267.4

Cost of sales, excluding amortization of intangibles	$3.8
Restructuring, integration and other charges	263.6
Total charges	$267.4
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 29, 2024	$—	$—	$—
Provision for restructuring	7.6	0.4	8.0
Utilization and other	—	(0.4)	(0.4)
Balance at December 28, 2025 (1)	$7.6	$—	$7.6
(1) Included in Other current liabilities ($0.5 million) and Other liabilities ($7.1 million).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the fiscal year. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2025 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.
The effectiveness of our internal control over financial reporting as of December 28, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
Remediation of previously reported material weaknesses: Throughout fiscal year 2025, management completed the implementation and testing of various remediation measures to address the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting as of December 29, 2024. These remediation actions included, but were not limited to, the following:
•Enhanced review and monitoring controls so that information generated from certain software solutions affecting net revenue and used by management in accounting for gross revenue, accounts receivable and in the estimation of accrued rebates is complete and accurate. These controls included:
◦Upgraded retention requirements for supporting documentation used to evidence management’s review at an appropriate precision level over the completeness and accuracy of the information used in the performance of the controls related to the aforementioned accounts.
◦Expanded review and monitoring controls related to third-party software solutions SOC 1 reports, including enhancement of the controls identified and tested to support the complementary user entity controls listed in the SOC 1 reports.
•Enhanced tax controls related to our deferred tax assets, including engagement of third-party tax provision advisors with the requisite skills and technical expertise to assist in the assessment and retention of documented evidence showing the evaluation of all available evidence, both positive and negative, to assess the realizability of deferred tax assets.
Based on the remediation efforts and results of management testing, we have concluded the material weaknesses identified as of December 29, 2024 were fully remediated as of December 28, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
QuidelOrtho Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited QuidelOrtho Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 28, 2025, the related consolidated statements of loss, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 18, 2026

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 28, 2025 (the “2026 Proxy Statement”), including under the headings “Proposal One - Election of Directors Proposal,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Director Independence,” “Review and Approval of Related Party Transactions” and “Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services.”

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

10.2(1)	QuidelOrtho Corporation Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2025)

Exhibit Number	Description

10.3(1)	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.4(1)
Form of Restricted Stock Unit Award Grant Notice (Performance-based) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.5(1)	Form of Restricted Stock Unit Award Grant Notice (Time-based) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.6(1)	Form of Restricted Stock Unit Award Grant Notice (Deferred) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.7(1)
Form of Notice of Grant of Nonqualified Stock Options and Option Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.8(1)	Form of Phantom Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended July 3, 2022 filed on August 5, 2022)

10.9(1)	QuidelOrtho Corporation Amended and Restated 1983 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on May 27, 2022)

10.10(1)	Employment Offer Letter, dated April 30, 2024, between QuidelOrtho Corporation and Brian J. Blaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2024)

10.11(1)	Certain compensation arrangements between QuidelOrtho Corporation and Joseph M. Busky (incorporated by reference to Item 5.02 of the Registrant’s Form 8-K/A filed on February 29, 2024)

10.12(1)	Certain compensation arrangements between QuidelOrtho Corporation and Joseph M. Busky (incorporated by reference to Item 5.02 of the Registrant’s Form 8-K filed on November 18, 2024)

10.13(1)	Form of Integration and Retention Bonus Letter (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 4, 2022)

10.14(1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on May 27, 2022)

10.15(1)	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2024 filed on February 27, 2025)

10.16(1)	QuidelOrtho Board Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024)

10.17(1)	QuidelOrtho Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 30, 2025 filed on May 8, 2025)

10.18(1)
Form of Retention Compensation Agreement for Joseph M. Busy and Michelle A. Hodges (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2024 filed on August 1, 2024)

10.19(1)
Form of Retention and Recognition Compensation Agreement for Philip D. McLellan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 30, 2025 filed on May 8, 2025)

10.20(1)
Employment Offer Letter, dated September 16, 2024, between QuidelOrtho Corporation and Jonathan Siegrist (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 30, 2025 filed on May 8, 2025)

10.21	Summers Ridge Lease (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 9, 2018)

10.22
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 26, 2021)

16.1	Letter from Ernst & Young LLP, dated March 3, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed on March 4, 2025)

19.1	QuidelOrtho Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2025 filed on November 6, 2025)

Exhibit Number	Description

21.1*	Subsidiaries of QuidelOrtho Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of QuidelOrtho Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	QuidelOrtho Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2024 filed on February 27, 2025)

101*
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2025, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

Item 16. Form 10-K Summary
None.

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Annual Report, unless the context otherwise indicates. Throughout this Annual Report, we have used terms which are defined below:

ABO	Accumulated benefit obligation
Annual Report	Annual Report on Form 10-K for the fiscal year ended December 28, 2025
AOCI	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	Audit Committee of the Board
BARDA	Biomedical Advanced Research and Development Authority
BLA	Biologics License Application
Board	Board of directors
CAT	Column agglutination technology
CCPA	California Privacy Rights Act of 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
cGMPs	Current good manufacturing practices
CIIOs	Critical information infrastructure
CISO	Chief Information Security Officer
CLIA	The FDA’s Clinical Laboratory Improvement Amendment of 1988
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel and Ortho on May 27, 2022, pursuant to the Business Combination Agreement entered into as of December 22, 2021, by and among Quidel, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated August 21, 2025, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and
L/C issuers party thereto
CRL	Complete Response Letter
EBITDA	Earnings before interest, taxes, depreciation and amortization
EEA	European Economic Area
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
ERP	Enterprise resource planning
ESPP	QuidelOrtho Corporation Amended and Restated 1983 Employee Stock Purchase Plan
EU	European Union
EU IVDR	EU In Vitro Diagnostic Regulation (EU 2017/746)
EU MDR	EU Medical Device Regulation (EU 2017/745)
EUA	Emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	U.S. Federal Food, Drug, and Cosmetic Act

Financing	The Term Loan together with the Revolving Credit Facility
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GDPR	General Data Protection Regulation 2016/679
Grifols	Grifols Diagnostic Solutions, Inc.
Grifols Agreement	Agreement governing the Company’s Joint Business between Ortho Inc. and Grifols, originally entered into in 1989 with a 50-year term, as amended
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
IND	Investigational New Drug Application
IPR&D	In-process research and development
ISO	International Organization for Standardization
IT	Information technology
IVD	In vitro diagnostics
Joint Business	Collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
MACRA	The Medicare Access and CHIP Reauthorization Act of 2015
MDSAP	Medical Device Single Audit Program
NMPA	China’s National Medical Products Administration, formerly CFDA
NOL	Net operating loss
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income (loss)
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
OTC	Over-the-counter
PAMA	Protecting Access to Medicare Act of 2014
PBO	Projected benefit obligations
PCR	Polymerase chain reaction
PHI	Protected health information
PIPEDA	Canada’s Personal Information Protection and Electronic Documents Act
PIPL	China’s Personal Information Protection Law
PMA	Premarket approval
POC	Point-of-care
POL	Physician office laboratory
PPACA	The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act
Prior Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
QMS	Quality Management System
QSR	Quality System Regulation
Quidel	Quidel Corporation
R&D	Research and development

RPA
Receivables purchase agreement, as amended on March 31, 2023, by and among Ortho-Clinical Diagnostics US FinanceCo I, LLC, as Seller, our wholly owned receivables financing subsidiary, Wells Fargo Bank, N.A., as administrative agent, Ortho-Clinical Diagnostics, Inc., as the Master Servicer and as an Originator, Quidel, as an Originator, and certain Purchasers

Revolving Credit Facility	$700.0 million revolving credit facility under the Credit Agreement
ROU	Right-of-use
RSUs	Restricted stock units; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SAVANNA Exit	Discontinuation of the development of the SAVANNA platform
SCCs	Standard contractual clauses
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SGC	Security Governance Committee
SOFR	Secured overnight financing rate
Stock Repurchase Program	A stock repurchase program allowing the Company to repurchase up to $300.0 million of its common stock through August 17, 2024, which was authorized by our Board of Directors on August 17, 2022
Term Loans	Collectively under the Credit Agreement: (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), and (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”)
U.K.	United Kingdom
U.K. ICO	U.K. Information Commissioner’s Office
U.K. IDTA	U.K. International Data Transfer Agreement
U.S.	United States
USD	United States dollar
VIP	ORTHO VERSEIA Integrated Processor

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDELORTHO CORPORATION
	By	/s/ BRIAN J. BLASER
Date: February 18, 2026		Brian J. Blaser President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. BLASER	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2026
Brian J. Blaser

/s/ JOSEPH M. BUSKY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2026
Joseph M. Busky

/s/ KENNETH F. BUECHLER	Chairman of the Board	February 18, 2026
Kenneth F. Buechler

/s/ JOHN R. CHIMINSKI	Director	February 18, 2026
John R. Chiminski

/s/ EVELYN S. DILSAVER	Director	February 18, 2026
Evelyn S. Dilsaver

/s/ RICHARD S. HUENNEKENS	Director	February 18, 2026
Richard S. Huennekens

/s/ EDWARD L. MICHAEL	Director	February 18, 2026
Edward L. Michael

/s/ MARY LAKE POLAN	Director	February 18, 2026
Mary Lake Polan

/s/ ANN D. RHOADS	Director	February 18, 2026
Ann D. Rhoads

/s/ MATTHEW W. STROBECK	Director	February 18, 2026
Matthew W. Strobeck

/s/ KENNETH J. WIDDER	Director	February 18, 2026
Kenneth J. Widder

/s/ JOSEPH D. WILKINS JR.	Director	February 18, 2026
Joseph D. Wilkins Jr.