Form 10-Q
period 2026-03-29
QuidelOrtho Corp
filed 2026-05-06
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 28, 2026, 68,190,989 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$140.4	$169.8
Accounts receivable, net	359.9	417.0
Inventories	611.5	577.6
Prepaid expenses and other current assets	232.8	250.5
Assets held for sale	32.4	32.4
Total current assets	1,377.0	1,447.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,000.0 and $944.8 at March 29, 2026 and December 28, 2025, respectively	1,339.3	1,358.3
Right-of-use assets	158.0	155.5
Intangible assets, less accumulated amortization of $942.0 and $896.1 at March 29, 2026 and December 28, 2025, respectively	2,520.2	2,563.8
Other assets	234.2	244.4
Total assets	$5,628.7	$5,769.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243.5	$279.4
Accrued payroll and related expenses	135.4	120.3
Income tax payable	12.7	11.5
Current portion of borrowings	228.2	178.3
Other current liabilities	342.6	376.6
Total current liabilities	962.4	966.1
Operating lease liabilities	155.4	154.4
Long-term borrowings	2,459.8	2,471.9
Deferred tax liabilities	87.3	90.0
Other liabilities	112.4	166.4
Total liabilities	3,777.3	3,848.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at March 29, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 68.1 and 67.9 shares issued and outstanding at March 29, 2026 and December 28, 2025, respectively	0.1	0.1
Additional paid-in capital	2,943.2	2,931.8
Accumulated other comprehensive loss	(4.1)	(15.4)
Retained earnings	(1,087.8)	(996.0)
Total stockholders’ equity	1,851.4	1,920.5
Total liabilities and stockholders’ equity	$5,628.7	$5,769.3
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 29, 2026	March 30, 2025
Total revenues	$619.8	$692.8
Cost of sales, excluding amortization of intangibles	356.0	349.5
Selling, marketing and administrative	199.3	187.0
Research and development	44.9	53.2
Amortization of intangible assets	46.8	48.0
Restructuring, integration and other charges	4.4	16.1
Other operating expenses	0.2	6.4
Operating (loss) income	(31.8)	32.6
Interest expense, net	51.1	40.0
Other (income) expense, net	(3.4)	1.4
Loss before income taxes	(79.5)	(8.8)
Provision for income taxes	12.3	3.9
Net loss	$(91.8)	$(12.7)
Basic loss per share	$(1.35)	$(0.19)
Diluted loss per share	$(1.35)	$(0.19)
Weighted-average shares outstanding - basic	68.2	67.5
Weighted-average shares outstanding - diluted	68.2	67.5

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(91.8)	$(12.7)
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(11.2)	32.3
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains (losses) on derivative instruments	21.8	(16.2)
Reclassification of net realized losses (gains) on derivative instruments included in net income	0.7	(3.7)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	22.5	(19.9)
Comprehensive loss	$(80.5)	$(0.3)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 28, 2025	67.9	$0.1	$2,931.8	$(15.4)	$(996.0)	$1,920.5
Issuance of common stock under equity compensation plans	0.2	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	10.7	—	—	10.7
Tax withholdings related to vesting of stock-based awards	—	—	(1.1)	—	—	(1.1)
Other comprehensive income, net of tax	—	—	—	11.3	—	11.3
Net loss	—	—	—	—	(91.8)	(91.8)
Balance at March 29, 2026	68.1	$0.1	$2,943.2	$(4.1)	$(1,087.8)	$1,851.4

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	$0.1	$2,897.8	$(23.8)	$123.1	$2,997.2

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
OPERATING ACTIVITIES
Net loss	$(91.8)	$(12.7)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	112.9	107.1
Stock-based compensation expense	10.7	11.6
Change in deferred tax assets and liabilities	(1.8)	(0.1)
Other non-cash, net	4.9	5.1
Changes in assets and liabilities:
Accounts receivable	54.0	2.2
Inventories	(72.6)	(53.1)
Prepaid expenses and other current and non-current assets	18.7	3.1
Accounts payable	(27.7)	(1.3)
Accrued payroll and related expenses	15.7	17.0
Income tax receivable and payable	13.0	3.6
Other current and non-current liabilities	(69.0)	(16.9)
Net cash (used for) provided by operating activities	(33.0)	65.6
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(34.0)	(56.2)
Net cash used for investing activities	(34.0)	(56.2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1.8	3.0
Short-term borrowings, net	(1.7)	—
Revolving credit facility, net	50.0	52.0
Proceeds from long-term borrowings	12.6	—
Payments on long-term borrowings	(22.4)	(36.0)
Payments on finance lease obligation	(1.6)	—
Payments of tax withholdings related to vesting of stock-based awards	(1.1)	(1.4)
Net cash provided by financing activities	37.6	17.6
Effect of exchange rates on cash	—	1.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(29.4)	28.7
Cash, cash equivalents and restricted cash at beginning of period	169.8	98.5
Cash, cash equivalents and restricted cash at end of period	$140.4	$127.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$6.2	$10.1
Transfer of instrument inventories to fixed assets	$32.0	$29.9
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
The information at March 29, 2026, and for the three months ended March 29, 2026 and March 30, 2025, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 28, 2025 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 3, 2027 (“fiscal year ended 2026”) and December 28, 2025 (“fiscal year ended 2025”), respectively. For fiscal years ended 2026 and 2025, the Company’s first quarter ended on March 29, 2026 and March 30, 2025, respectively. The three months ended March 29, 2026 and March 30, 2025 each included 13 weeks.
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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing forecasts for estimating expected credit losses. This ASU was adopted in the first quarter of 2026. The adoption of this ASU did not impact the Company’s Consolidated Financial Statements.
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025
Basic weighted-average shares of common stock outstanding	68.2	67.5
Dilutive potential shares issuable from stock options and RSUs (1)	—	—
Diluted weighted-average shares of common stock outstanding	68.2	67.5
(1) In the three months ended March 29, 2026 and March 30, 2025, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025
Basic weighted-average shares of common stock outstanding	68.2	67.5
Dilutive potential shares issuable from stock options and RSUs	0.3	0.4
Diluted weighted-average shares of common stock outstanding	68.5	67.9
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 2.2 million and 1.5 million shares of common stock for the three months ended March 29, 2026 and March 30, 2025, respectively.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $30.8 million and $34.7 million as of March 29, 2026 and December 28, 2025, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three months ended March 29, 2026 and March 30, 2025.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $33.4 million and $37.8 million as of March 29, 2026 and December 28, 2025, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $16.7 million and $16.9 million as of March 29, 2026 and December 28, 2025, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 28, 2025 that was recorded in Total revenues during the three months ended March 29, 2026 was $19.0 million.
Joint Business with Grifols
Effective January 1, 2026, the Company terminated the Joint Business arrangement. As a result of the termination, no revenue was recognized for the three months ended March 29, 2026. The Company recorded a charge of $65.0 million payable to Grifols over a three-year period in Other operating expenses in the Consolidated Financial Statements for fiscal year ended 2025 to reflect the mutually agreed terms.
Under the Joint Business arrangement, Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business was shared through a supervisory board made up of equal representation by Ortho and Grifols, which was responsible for all significant decisions relating to the Joint Business that were not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $15.9 million during the three months ended March 30, 2025. These amounts included the Company’s portion of the pre-tax net profit of $2.6 million during the three months ended March 30, 2025, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $13.3 million during the three months ended March 30, 2025, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025 (1)
Labs	$353.1	$373.0
Immunohematology (2)	138.3	128.5
Donor Screening (2)	7.8	12.8
Point of Care	112.8	170.9
Molecular Diagnostics	7.8	7.6
Total revenues	$619.8	$692.8
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
Concentration of Revenue and Credit Risk
For the three months ended March 29, 2026 and March 30, 2025, one customer represented 11% and 13% of Total revenues, respectively. Revenues related to the Company’s respiratory products accounted for 11% and 17% of Total revenues for the three months ended March 29, 2026 and March 30, 2025, respectively.
As of March 29, 2026 and December 28, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net.
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

The following table presents the results of operations of the Company’s reportable segments for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended March 29, 2026
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$328.9	$92.5	$63.5	$70.0	$64.9	$619.8

Less (1):
Cost of sales, excluding amortization of intangibles	114.5	44.6	32.0	41.5	36.7	269.3
Selling, marketing and administrative	44.4	26.6	10.5	12.4	12.0	105.9
Research and development	0.4	0.4	0.7	0.3	0.5	2.3
Other (income) expense, net	0.2	0.8	(0.2)	(0.7)	(0.1)	—
Total segment Adjusted EBITDA	$169.4	$20.1	$20.5	$16.5	$15.8	242.3
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(133.6)
Depreciation and amortization						(112.9)
Interest expense, net						(51.1)
Restructuring, integration and other charges						(4.4)
Amortization of deferred cloud computing implementation costs						(8.0)
Employee compensation charges						(5.5)
Loss on investments						(0.9)
EU medical device regulation transition costs (3)						(0.7)
Other adjustments						(4.7)
Loss before income taxes						$(79.5)

	Three Months Ended March 30, 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$406.7	$88.9	$75.0	$68.1	$54.1	$692.8

Less (1):
Cost of sales, excluding amortization of intangibles	128.4	47.3	34.2	37.9	32.1	279.9
Selling, marketing and administrative	43.6	22.9	10.6	12.2	9.8	99.1
Research and development	0.4	0.6	0.9	0.4	0.4	2.7
Other (income) expense, net	—	1.6	—	—	(0.2)	1.4
Total segment Adjusted EBITDA	$234.3	$16.5	$29.3	$17.6	$12.0	309.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(149.9)
Depreciation and amortization						(107.1)
Interest expense, net						(40.0)
Restructuring, integration and other charges						(16.1)
Amortization of deferred cloud computing implementation costs						(4.3)
Gain on investments						0.3
EU medical device regulation transition costs (3)						(0.2)
Other adjustments						(1.2)
Loss before income taxes						$(8.8)
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
For the three months ended March 29, 2026, the Company recognized a provision for income taxes of $12.3 million in relation to loss before income taxes of $79.5 million, resulting in a negative effective tax rate of 15.5%. For the three months ended March 30, 2025, the Company recognized a provision for income taxes of $3.9 million in relation to loss before income taxes of $8.8 million, resulting in a negative effective tax rate of 44.3%. For the three months ended March 29, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Taxed Income. For the three months ended March 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.

The balance of unrecognized tax benefits at March 29, 2026, not including interest and penalties, was $197.0 million, of which $20.2 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At March 29, 2026, the Company had approximately $2.4 million of interest and penalties accrued related to unrecognized tax benefits.
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
Note 6. Balance Sheet Account Details
Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	March 29, 2026	December 28, 2025
Accounts receivable	$452.0	$514.1
Allowance for contract rebates and discounts	(75.4)	(79.8)
Allowance for doubtful accounts	(16.7)	(17.3)
Total accounts receivable, net	$359.9	$417.0
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	March 29, 2026	December 28, 2025
Raw materials	$193.2	$189.9
Work-in-process (materials, labor and overhead)	112.7	107.7
Finished goods (materials, labor and overhead)	318.5	289.0
Total inventories	$624.4	$586.6

Inventories	$611.5	$577.6
Other assets (1)	12.9	9.0
Total inventories	$624.4	$586.6
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	March 29, 2026	December 28, 2025
Income taxes and other tax receivables	$65.2	$79.8
Prepaid expenses	56.1	53.9
Cloud computing	35.1	27.5
Contract assets	30.8	34.7
Other receivables	30.8	40.2
Derivatives	14.3	13.7
Other	0.5	0.7
Total prepaid expenses and other current assets	$232.8	$250.5

Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	March 29, 2026	December 28, 2025
Accrued commissions, rebates and returns	$60.9	$70.8
Contract termination cost	50.0	25.0
Deferred revenue	33.4	37.8
Operating lease liabilities	31.3	29.3
Derivatives	28.1	32.1
Accrued other taxes payable	26.6	26.3
Accrued interest	16.7	48.1
Professional services	12.1	25.8
Other	83.5	81.4
Total other current liabilities	$342.6	$376.6
Note 7. Borrowings
The components of borrowings were as follows:

(In millions)	March 29, 2026	December 28, 2025
Term Loan A	$1,135.6	$1,150.0
Term Loan B	1,446.4	1,450.0
Revolving Credit Facility	130.0	80.0
Financing lease obligation	—	1.6
Other short-term borrowings	1.3	3.0
Other long-term borrowings (1)	20.5	13.1
Unamortized deferred financing costs	(18.8)	(19.6)
Unamortized original issue discount	(27.0)	(27.9)
Total borrowings	2,688.0	2,650.2
Less: current portion	(228.2)	(178.3)
Long-term borrowings	$2,459.8	$2,471.9
(1)Relates to a three-year lease arrangement in India, whereby the Company will sell its instruments placed at customer locations under a reagent rental agreement. The transaction did not qualify as a sale and is accounted for as a financing arrangement.
The Credit Agreement consists of (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A (together with the Term Loan A, the “Term Loan A Facilities”), (iii) a $1.45 billion Term Loan B (collectively with the Term Loan A Facilities, the “Term Loans”) and (iv) a $700.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $23.6 million and $130.0 million borrowings outstanding, was $546.4 million as of March 29, 2026. During the three months ended March 29, 2026, the Company (i) made $18.0 million in payments on the Term Loans and (ii) borrowed $95.0 million and made $45.0 million in payments on the Revolving Credit Facility.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Company was in compliance with the financial covenants as of March 29, 2026.
The estimated fair value of the Company’s borrowings under the Term Loans was $2,537.5 million at March 29, 2026, compared to the carrying amount, excluding debt issuance costs, of $2,582.0 million. The estimated fair value of the Company’s borrowings under the Term Loans was $2,563.5 million at December 28, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,600.0 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
On April 9, 2026, the Company signed a committed loan notice with Bank of America, N.A., as administrative agent, requesting borrowing under the DDTL Term Loan A. On April 13, 2026, the Company borrowed $100.0 million comprised of Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.

The following table provides the detailed amounts within Interest expense, net for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025
Term Loan A	$17.2	$37.0
Term Loan B	28.1	—
Revolving Credit Facility	2.7	5.3
Amortization of deferred financing costs	1.0	0.8
Amortization of original issue discount	1.0	—
Derivative instruments and other	2.0	(2.5)
Interest income	(0.9)	(0.6)
Interest expense, net	$51.1	$40.0
Note 8. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025
Cost of sales, excluding amortization of intangibles	$1.0	$1.4
Selling, marketing and administrative	8.9	8.2
Research and development	0.8	0.8
Restructuring, integration and other charges	—	0.7
Total stock-based compensation expense	$10.7	$11.1
The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three months ended March 29, 2026 and March 30, 2025 were not material.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $2.3 million as of March 29, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.

The following table summarizes the Company’s interest rate derivative agreements as of March 29, 2026, all of which were interest rate swaps:

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
Currency Hedging Instruments
The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward contracts and may use option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Czech Koruna, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Singapore Dollar, South Korean Won, Swiss Franc and Thai Baht.
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $0.7 million as of March 29, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other (income) expense, net.
The following table provides details of the currency hedging instruments outstanding as of March 29, 2026:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$545.5	Cash Flow Hedge
Foreign currency forward contracts	$897.3	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three months ended March 29, 2026 and March 30, 2025:

	Designated Hedging Instruments
(In millions)	Amount of (Gain) Loss Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Loss	Amount of (Gain) Loss Reclassified from AOCI into Loss
Three Months Ended March 29, 2026
Foreign currency forward contracts (sales)	$(0.7)	Total revenues	$(0.1)
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$(21.0)	Interest expense, net	$0.7

Three Months Ended March 30, 2025
Foreign currency forward contracts (sales)	$2.6	Total revenues	$(1.1)
Foreign currency forward contracts (purchases)	$0.3	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$13.5	Interest expense, net	$(2.6)
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
The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax (Gain) Loss Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended March 29, 2026
Foreign exchange contracts	$(7.2)	$(1.7)

Three Months Ended March 30, 2025
Foreign exchange contracts	$12.3	$(3.1)
Fair value gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other (income) expense, net and were $0.7 million for the three months ended March 29, 2026. Fair value losses on foreign currency forward contracts that do not qualify for hedge accounting treatment were $1.2 million for the three months ended March 30, 2025.

The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of March 29, 2026 and December 28, 2025:

(In millions)	March 29, 2026	December 28, 2025
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$—	$0.3
Other assets	1.0	—
Other liabilities	—	19.9
Foreign currency forward contracts:
Prepaid expenses and other current assets	8.0	4.8
Other assets	14.5	18.5
Other current liabilities	23.7	27.7
Other liabilities	27.0	35.1

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	6.3	8.6
Other current liabilities	4.4	4.4
Fair Value of Derivative Instruments
The Company has classified its derivative instruments within Level 2 of the fair value hierarchy, as the fair values were determined using valuation models that use market observable inputs.
Note 11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI by component:

	Three Months Ended March 29, 2026
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 28, 2025	$4.6	$2.8	$(22.8)	$(15.4)
Current period deferrals	(9.5)	—	21.8	12.3
Amounts reclassified to Net loss	(1.7)	—	0.7	(1.0)
Net change	(11.2)	—	22.5	11.3
Balance at March 29, 2026	$(6.6)	$2.8	$(0.3)	$(4.1)

	Three Months Ended March 30, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	35.4	—	(16.2)	19.2
Amounts reclassified to Net loss	(3.1)	—	(3.7)	(6.8)
Net change	32.3	—	(19.9)	12.4
Balance at March 30, 2025	$(25.0)	$1.5	$(0.3)	$(23.8)
(1) Includes tax impact of $0.2 million related to cash flow hedges for the three months ended March 30, 2025.
Note 12. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the three months ended March 29, 2026, in connection with the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization Plan and (ii) the SAVANNA Exit. The cumulative pre-tax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100.0 million through 2027, with charges of $20.4 million incurred to date. The SAVANNA Exit is expected to be substantially complete by the first half of 2027. There were no restructuring or other charges recorded in the three months ended March 30, 2025.
Integration expenses include costs incurred in connection with the Combinations, which have been completed at the end of 2025. The integration expenses amounted to $16.1 million for the three months ended March 30, 2025.
The following summarizes Restructuring, integration and other charges:

Three Months Ended
(In millions)	March 29, 2026
Restructuring charges:
Employee terminations	$0.6
Asset impairments/write off	0.7
Provision for restructuring(1)(2)	1.3
SAVANNA Exit charges:
Employee terminations	0.2
Asset impairments/write off	(0.6)
Other costs	0.4
SAVANNA Exit charges(2)	—
Implementation costs(2)(3)	3.1
Accelerated depreciation	2.0
Total charges	$6.4

Cost of sales, excluding amortization of intangibles	$2.0
Restructuring, integration and other charges	4.4
Total charges	$6.4
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 28, 2025	$7.6	$—	$7.6
Provision for restructuring	0.6	0.7	1.3
Utilization and other	—	(0.7)	(0.7)
Balance at March 29, 2026 (1)	$8.2	$—	$8.2
(1) Included in Other current liabilities ($0.8 million) and Other liabilities ($7.4 million)
Note 13. Subsequent Event
On April 17, 2026, the Company acquired all of the issued share capital of LEX Diagnostics Limited (“LEX Diagnostics”), a privately held company, for cash consideration of approximately $100 million. The purchase price is subject to certain adjustments, including (i) indebtedness, (ii) working capital, and (iii) potential earn-out payments of up to $35 million, equal to 5% of the net revenue during the earn-out period from April 1, 2029 to March 31, 2035.
LEX Diagnostics is a molecular diagnostics company developing products designed to enhance patient care by delivering clinical insights within minutes and at the time they are most valuable.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial and other strategic goals, our cost-savings and operational improvement initiatives, industry prospects, our expected results of operations or financial position, and other future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results or outcomes to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; inability to successfully identify, consummate or realize the anticipated benefits of strategic transactions (such as the integration of LEX Diagnostics), strategic restructurings (such as the Optimization Plan), divestitures, spin-offs or discontinuances of certain business operations (such as the SAVANNA Exit), or debt financings, on our anticipated timelines, or at all; delays in the development of or failures or delays in the receipt of approvals for new or enhanced products; failure of new products and services to be commercially viable or accepted; changes in reimbursement rates for our products, including reimbursement rate reductions proposed by the China National Health Security Administration; disruptions and challenges related to the ongoing conflicts in the Middle East; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies, investigations, global trade relations and other tariff-related developments, as well as those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA, China, JPAC and Latin America. We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $24.7 million and $33.4 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

For the three months ended March 29, 2026, Total revenues decreased by 11% to $619.8 million as compared to the same period in the prior year. This decrease was primarily driven by (i) variability of our U.S. respiratory products, mainly due to decreases in flu and COVID-19 revenues, and (ii) the termination of our Joint Business arrangement. Currency exchange rates had a favorable impact of 210 basis points on our growth rate for the three months ended March 29, 2026. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the three months ended March 29, 2026 and March 30, 2025, revenues related to our respiratory products accounted for 11% and 17% of our Total revenues, respectively.
Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we are winding-down the ORTHO VERSEIA Integrated Processor platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While we wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding-down of the U.S. donor screening portfolio, as compared to the prior year periods, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Item 1, “Financial Statements—Note 3. Revenue” for more information. The wind-down of our U.S. donor screening portfolio is expected to be substantially complete by mid-year 2026.
Restructuring and Other Charges
In the second quarter of 2025, we launched the Optimization Plan that aims to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027, with charges of $20.4 million incurred to date. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
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
Additionally, in the second quarter of 2025, we announced a strategic refocusing of our Molecular Diagnostics business, including our plan to discontinue the development of the SAVANNA platform, which exit we expect to be substantially complete by the first half of 2027.
Refer to Item 1, “Financial Statements—Note 12. Restructuring, Integration and Other Charges” for further details regarding these actions.
Recent Macroeconomic Trends and Challenges

In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing political and trade tensions. In response to tariffs, certain countries have implemented retaliatory tariffs on U.S. goods. Although certain tariffs imposed by the U.S. were struck down by the Supreme Court in February 2026, the U.S. has announced separate potential new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation initiated in September 2025 that could result in future tariffs on imports of personal protective equipment, medical consumables, and medical equipment, including devices. Additionally, in February 2026, following the Supreme Court ruling, the U.S. implemented a 10% ad valorem tariff on imports into the U.S. for 150 days under Section 122 of the Trade Act of 1974. These and other potential tariff actions as well as the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 investigations, litigation challenging tariffs, uncertainty around the availability, timing and amount of any potential tariff refunds, and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19.
During the first quarter of 2026, we experienced lower demand for our influenza products, which was primarily driven by a weaker respiratory season, with influenza-like illness visits down by approximately 30% compared to the first quarter of 2025, as reported by the Centers for Disease Control and Prevention, April 3, 2026. We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the demands of the respiratory season, which are variable and typically more prevalent during the fall and winter.
In January 2026, the Jiangxi, China provincial Health Security Administration announced its plan to pilot a Volume-Based Procurement program on dry chemistry test strips. At this time, we have no indication that such a program will be implemented or if our products would be included in such a program. Should this occur, we would seek to implement remediation efforts to offset potential costs. Based on current information, we believe that any potential business impact would not likely be material to our total annualized revenue.
In March 2026, the China National Health Security Administration (“NHSA”) issued draft IVD pricing guidelines and completed a public comment period on March 25, 2026. The updated guidelines have not yet been published. We believe that uncertainty regarding the China NHSA pricing guidelines contributed to lower purchase volumes in our Labs business in China during the first quarter of 2026. Until China issues final guidelines and there is greater clarity on the scope, applicability, and timing of pricing changes, we are not able to assess potential business impact.
In addition, during the first quarter of 2026, we experienced delays in certain EMEA orders due to the ongoing conflicts in the Middle East. At this time, we are unable to assess potential business impact if the ongoing conflicts in the Middle East continue for a prolonged period.
Because our business environment is highly competitive, our long-term growth and profitability will depend in part on our ability to retain and grow our current customers and attract new customers through developing and delivering new and improved products and services that meet our customers’ needs and expectations, including with respect to product performance, product offerings, cost, automation and other work-flow efficiencies. We expect to continue to evaluate strategic opportunities to (i) expand our product lines and services, production capabilities, technologies and geographic footprint and address other business challenges and opportunities, and (ii) rationalize and consolidate facilities with the goal of improving our long-term results. In April 2026, we completed the acquisition of LEX Diagnostics, which expanded our molecular diagnostics portfolio and marked a milestone in our plans to accelerate growth in point-of-care molecular diagnostics. Refer to Item 1, “Financial Statements—Note 13. Subsequent Event” for more information.
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

Results of Operations
Revenues
The following table compares Total revenues by business unit for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025 (1)	% Change
Labs	$353.1	$373.0	(5)%
Immunohematology (2)	138.3	128.5	8%
Donor Screening (2)	7.8	12.8	(39)%
Point of Care	112.8	170.9	(34)%
Molecular Diagnostics	7.8	7.6	3%
Total revenues	$619.8	$692.8	(11)%
(1) Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(2) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
For the three months ended March 29, 2026, Total revenues decreased to $619.8 million from $692.8 million for the same period in the prior year. Labs revenue decreased 5% compared to the prior year period, primarily due to the termination of our Joint Business arrangement, which contributed to a $13.3 million decrease, and slower distributor sales related to pending changes to IVD pricing guidelines in China, partially offset by an increase in reagents, consumables and services in other regions. Immunohematology revenue increased 8% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 39% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 34% compared to the prior year period, primarily due to decreases in sales of SOFIA SARS and QUICKVUE SARS Antigen assays. Molecular Diagnostics revenue increased 3% compared to the prior year period. Currency exchange rates had a favorable impact of 210 basis points on our growth rate for the three months ended March 29, 2026.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, increased to $356.0 million, or 57.4% of Total revenues, for the three months ended March 29, 2026, compared to $349.5 million, or 50.4% of Total revenues, for the three months ended March 30, 2025. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by employee compensation costs.
Operating Expenses
The following table summarizes operating expenses for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
(Dollars in millions)	March 29, 2026	% of Total Revenues	March 30, 2025	% of Total Revenues
Selling, marketing and administrative	$199.3	32.2%	$187.0	27.0%
Research and development	44.9	7.2%	53.2	7.7%
Amortization of intangible assets	46.8	7.6%	48.0	6.9%
Restructuring, integration and other charges	4.4	0.7%	16.1	2.3%
Other operating expenses	0.2	—%	6.4	0.9%
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended March 29, 2026 increased by $12.3 million, or 6.6%, to $199.3 million from $187.0 million for the same period in the prior year, primarily due to higher employee compensation costs, including severance, and an increase of $3.3 million in cloud computing amortization.

Research and Development Expense
Research and development expense for the three months ended March 29, 2026 decreased by $8.3 million, or 15.6%, to $44.9 million from $53.2 million for the same period in the prior year, primarily due to lower third-party material and clinical costs, partially offset by higher costs of outside services.
Amortization of Intangible Assets
Amortization of intangible assets was $46.8 million and $48.0 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
Restructuring, integration and other charges
Restructuring, integration and other charges were $4.4 million and $16.1 million for the three months ended March 29, 2026 and March 30, 2025, respectively. Refer to Item 1, “Financial Statements—Note 12. Restructuring, Integration and Other Charges” for more information.
Other Operating Expenses
Other operating expenses were $0.2 million and $6.4 million for the three months ended March 29, 2026 and March 30, 2025, respectively. The decrease was primarily driven by the termination of our Joint Business arrangement. Refer to Item 1, “Financial Statements—Note 3. Revenue” for more information.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $51.1 million and $40.0 million for the three months ended March 29, 2026 and March 30, 2025, respectively. Refer to Item 1, “Financial Statements—Note 7. Borrowings” for more information.
Other (Income) Expense, Net
Other income, net was $3.4 million for the three months ended March 29, 2026 compared to Other expense, net of $1.4 million for the three months ended March 30, 2025. The increase was primarily related to net foreign currency gains for the three months ended March 29, 2026.
Income Taxes
For the three months ended March 29, 2026, we recognized a provision for income taxes of $12.3 million in relation to loss before income taxes of $79.5 million, resulting in a negative effective tax rate of 15.5%. For the three months ended March 30, 2025, we recognized a provision for income taxes of $3.9 million in relation to loss before income taxes of $8.8 million, resulting in a negative effective tax rate of 44.3%. For the three months ended March 29, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and Global Intangible Low-Taxed Income. For the three months ended March 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Our results for the three months ended March 29, 2026 include the impacts of OBBBA on our Consolidated Financial Statements.
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
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net loss before Interest expense, net, Provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net loss and that we do not consider indicative of our ongoing operating performance. Refer to Item 1, “Financial Statements—Note 4. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to Loss before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025	% Change
Total revenues	$328.9	$406.7	(19)%
Adjusted EBITDA	$169.4	$234.3	(28)%
Total revenues were $328.9 million for the three months ended March 29, 2026, compared to $406.7 million for the three months ended March 30, 2025. The decrease was primarily driven by (i) decreases in sales of SOFIA SARS and QUICKVUE SARS Antigen assays and (ii) a decrease in Labs revenues, primarily due to the termination of our Joint Business arrangement.
Adjusted EBITDA was $169.4 million for the three months ended March 29, 2026, compared to $234.3 million for the three months ended March 30, 2025. The decrease was primarily driven by decreases in revenues.
EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025	% Change
Total revenues	$92.5	$88.9	4%
Adjusted EBITDA	$20.1	$16.5	22%
Total revenues were $92.5 million for the three months ended March 29, 2026, compared to $88.9 million for the three months ended March 30, 2025. The increase was primarily driven by an increase in Immunohematology revenues.
Adjusted EBITDA was $20.1 million for the three months ended March 29, 2026, compared to $16.5 million for the three months ended March 30, 2025. The increase was primarily driven by an increase in Immunohematology revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025	% Change
Total revenues	$63.5	$75.0	(15)%
Adjusted EBITDA	$20.5	$29.3	(30)%
Total revenues were $63.5 million for the three months ended March 29, 2026, compared to $75.0 million for the three months ended March 30, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China.
Adjusted EBITDA was $20.5 million for the three months ended March 29, 2026, compared to $29.3 million for the three months ended March 30, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China.

JPAC
Total revenues and Adjusted EBITDA for JPAC were as follows:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025	% Change
Total revenues	$70.0	$68.1	3%
Adjusted EBITDA	$16.5	$17.6	(6)%
Total revenues were $70.0 million for the three months ended March 29, 2026, compared to $68.1 million for the three months ended March 30, 2025. The increase was primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $16.5 million for the three months ended March 29, 2026, compared to $17.6 million for the three months ended March 30, 2025. The decrease was primarily driven by higher service costs, partially offset by an increase in Labs revenues.
Latin America
Total revenues and Adjusted EBITDA for Latin America were as follows:

	Three Months Ended
(Dollars in millions)	March 29, 2026	March 30, 2025	% Change
Total revenues	$64.9	$54.1	20%
Adjusted EBITDA	$15.8	$12.0	32%
Total revenues were $64.9 million for the three months ended March 29, 2026, compared to $54.1 million for the three months ended March 30, 2025. The increase was primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $15.8 million for the three months ended March 29, 2026, compared to $12.0 million for the three months ended March 30, 2025. The increase was primarily driven by an increase in Labs revenues and the impact from changes in product mix, partially offset by higher operating expenses.
Liquidity and Capital Resources
As of March 29, 2026 and December 28, 2025, our principal sources of liquidity consisted of the following:

(In millions)	March 29, 2026	December 28, 2025
Cash and cash equivalents	$140.4	$169.8
Amount available to borrow under the Revolving Credit Facility	$546.4	$596.6
Working capital including cash and cash equivalents	$414.6	$481.2
As of March 29, 2026, we had $140.4 million in Cash and cash equivalents, a $29.4 million decrease from December 28, 2025. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). The effective interest rates as of March 29, 2026 were 6.87% and 8.43%, respectively. The weighted average effective interest rate on aggregate Term Loans, net of interest rate swaps, as of March 29, 2026 was 6.91%. Availability under the Revolving Credit Facility, after deducting letters of credit of $23.6 million and $130.0 million borrowings outstanding, was $546.4 million as of March 29, 2026.
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
On April 9, 2026, we signed a committed loan notice with Bank of America, N.A., as administrative agent, requesting for borrowing under the DDTL Term Loan A. On April 13, 2026, we borrowed $100.0 million comprised of Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the closing date of the Credit Agreement and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of March 29, 2026.
Capital Expenditures
Capital expenditures, including investments, were $34.0 million for the three months ended March 29, 2026. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Three Months Ended
(In millions)	March 29, 2026	March 30, 2025
Net cash (used for) provided by operating activities	$(33.0)	$65.6
Net cash used for investing activities	(34.0)	(56.2)
Net cash provided by financing activities	37.6	17.6
Effect of exchange rates on cash	—	1.7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29.4)	$28.7
Three Months Ended March 29, 2026
Cash used for operating activities was $33.0 million for the three months ended March 29, 2026 and reflected a net loss of $91.8 million, non-cash adjustments of $126.7 million, primarily associated with depreciation and amortization and stock-based compensation expense, and changes in working capital, including cash outflows of $72.6 million for inventories, partially offset by cash inflows of $54.0 million from collections on accounts receivables.
Cash used for investing activities of $34.0 million for the three months ended March 29, 2026 was related to purchases of property, plant, equipment, investments and intangibles.
Cash provided by financing activities was $37.6 million for the three months ended March 29, 2026 and was primarily related to net proceeds from the Revolving Credit Facility of $50.0 million, partially offset by net payments on long-term borrowings of $9.8 million.
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
•acquisitions of property, equipment and other fixed assets in support of our manufacturing footprint;
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
The primary purposes of our capital expenditures are to invest in our manufacturing footprint, acquire certain of our instruments, acquire scientific equipment, purchase or develop IT and implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 29, 2026.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2026 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Part I, Item 1, “Financial Statements—Note 9. Commitments and Contingencies” is incorporated herein by reference.
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
*    Filed herewith.
**    Furnished herewith.

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 28, 2025
AOCI	Accumulated other comprehensive loss
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel Corporation and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel Corporation, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated August 21, 2025, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and
L/C issuers party thereto
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
IVD	In vitro diagnostics
Joint Business	Collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive (loss) income
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended March 29, 2026
R&D	Research and development
Revolving Credit Facility	$700.0 million revolving credit facility under the Credit Agreement
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SAVANNA Exit	Discontinuation of the development of the SAVANNA platform
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loans	Collectively under the Credit Agreement: (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), and (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”)
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2026	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH M. BUSKY
Joseph M. Busky
Chief Financial Officer (Principal Financial and Accounting Officer)