Form 10-Q
period 2026-06-28
QuidelOrtho Corp
filed 2026-08-07
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 29, 2026, 68,575,427 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$123.4	$169.8
Accounts receivable, net	352.0	417.0
Inventories	618.9	577.6
Prepaid expenses and other current assets	249.9	250.5
Assets held for sale	32.4	32.4
Total current assets	1,376.6	1,447.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,066.1 and $944.8 at June 28, 2026 and December 28, 2025, respectively	1,338.6	1,358.3
Right-of-use assets	155.8	155.5
Intangible assets, less accumulated amortization of $990.7 and $896.1 at June 28, 2026 and December 28, 2025, respectively	2,678.4	2,563.8
Other assets	165.9	244.4
Total assets	$5,715.3	$5,769.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236.5	$279.4
Accrued payroll and related expenses	76.8	120.3
Income tax payable	14.0	11.5
Current portion of borrowings	355.7	178.3
Other current liabilities	310.4	376.6
Total current liabilities	993.4	966.1
Operating lease liabilities	152.5	154.4
Long-term borrowings	2,535.4	2,471.9
Deferred tax liabilities	122.1	90.0
Other liabilities	137.0	166.4
Total liabilities	3,940.4	3,848.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at June 28, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 68.3 and 67.9 shares issued and outstanding at June 28, 2026 and December 28, 2025, respectively	0.1	0.1
Additional paid-in capital	2,954.7	2,931.8
Accumulated other comprehensive income (loss)	0.8	(15.4)
Accumulated deficit	(1,180.7)	(996.0)
Total stockholders’ equity	1,774.9	1,920.5
Total liabilities and stockholders’ equity	$5,715.3	$5,769.3
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total revenues	$630.9	$613.9	$1,250.7	$1,306.7
Cost of sales, excluding amortization of intangibles	358.0	339.0	714.0	688.5
Selling, marketing and administrative	189.7	178.0	389.0	365.0
Research and development	48.7	45.7	93.6	98.9
Amortization of intangible assets	49.0	47.9	95.8	95.9
Restructuring, integration and other charges	6.5	178.9	10.9	195.0
Other operating expenses	0.8	5.1	1.0	11.5
Operating loss	(21.8)	(180.7)	(53.6)	(148.1)
Interest expense, net	54.7	40.5	105.8	80.5
Other expense, net	4.7	8.4	1.3	9.8
Loss before income taxes	(81.2)	(229.6)	(160.7)	(238.4)
Provision for income taxes	11.7	25.8	24.0	29.7
Net loss	$(92.9)	$(255.4)	$(184.7)	$(268.1)
Basic loss per share	$(1.36)	$(3.77)	$(2.71)	$(3.97)
Diluted loss per share	$(1.36)	$(3.77)	$(2.71)	$(3.97)
Weighted-average shares outstanding - basic	68.3	67.7	68.2	67.6
Weighted-average shares outstanding - diluted	68.3	67.7	68.2	67.6

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(92.9)	$(255.4)	$(184.7)	$(268.1)
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	(1.8)	49.9	(13.0)	82.2
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains (losses) on derivative instruments	5.2	(6.3)	27.0	(22.5)
Reclassification of net realized losses (gains) on derivative instruments included in net income	1.5	(3.6)	2.2	(7.3)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	6.7	(9.9)	29.2	(29.8)
Comprehensive loss	$(88.0)	$(215.4)	$(168.5)	$(215.7)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Par
Balance at December 28, 2025	67.9	$0.1	$2,931.8	$(15.4)	$(996.0)	$1,920.5
Issuance of common stock under equity compensation plans	0.2	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	10.7	—	—	10.7
Tax withholdings related to vesting of stock-based awards	—	—	(1.1)	—	—	(1.1)
Other comprehensive income, net of tax	—	—	—	11.3	—	11.3
Net loss	—	—	—	—	(91.8)	(91.8)
Balance at March 29, 2026	68.1	0.1	2,943.2	(4.1)	(1,087.8)	1,851.4
Issuance of common stock under equity compensation plans	0.3	—	0.4	—	—	0.4
Stock-based compensation expense	—	—	12.0	—	—	12.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(0.9)	—	—	(0.9)
Other comprehensive income, net of tax	—	—	—	4.9	—	4.9
Net loss	—	—	—	—	(92.9)	(92.9)
Balance at June 28, 2026	68.3	$0.1	$2,954.7	$0.8	$(1,180.7)	$1,774.9

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings / (Accumulated deficit)	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	0.1	2,897.8	(23.8)	123.1	2,997.2
Issuance of common stock under equity compensation plans	0.3	—	0.9	—	—	0.9
Stock-based compensation expense	—	—	12.7	—	—	12.7
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.7)	—	—	(2.7)
Other comprehensive income, net of tax	—	—	—	40.0	—	40.0
Net loss	—	—	—	—	(255.4)	(255.4)
Balance at June 29, 2025	67.7	$0.1	$2,908.7	$16.2	$(132.3)	$2,792.7

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 28, 2026	June 29, 2025
OPERATING ACTIVITIES
Net loss	$(184.7)	$(268.1)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	229.6	217.4
Stock-based compensation expense	22.7	24.4
Change in deferred tax assets and liabilities	(3.2)	(0.5)
Asset write off related to restructuring, integration and other charges	—	151.4
Amortization of deferred cloud computing implementation costs	17.2	11.1
Payment of Grifols Joint Business termination cost	(25.0)	—
Other non-cash, net	2.4	3.2
Changes in assets and liabilities:
Accounts receivable	62.9	24.7
Inventories	(123.3)	(102.6)
Prepaid expenses and other current and non-current assets	10.3	(8.5)
Accounts payable	(39.0)	(23.5)
Accrued payroll and related expenses	(45.0)	(34.9)
Income tax receivable and payable	18.4	57.5
Other current and non-current liabilities	(86.9)	(32.8)
Net cash (used for) provided by operating activities	(143.6)	18.8
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(59.5)	(93.7)
Acquisition, net of cash acquired	(96.8)	—
Proceeds from sale of investments	15.0	—
Proceeds from government assistance allocated to fixed assets	—	6.5
Loan to LEX Diagnostics	—	(2.0)
Net cash used for investing activities	(141.3)	(89.2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	2.2	3.1
Short-term borrowings, net	(1.0)	1.9
Revolving credit facility, net	170.0	192.0
Proceeds from long-term borrowings	112.6	—
Payments on long-term borrowings	(42.0)	(72.0)
Payments on finance lease obligation	(1.6)	—
Payments of tax withholdings related to vesting of stock-based awards	(2.0)	(4.1)
Net cash provided by financing activities	238.2	120.9
Effect of exchange rates on cash	0.3	2.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(46.4)	53.2
Cash, cash equivalents and restricted cash at beginning of period	169.8	98.5
Cash, cash equivalents and restricted cash at end of period	$123.4	$151.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$8.1	$16.6
Transfer of instrument inventories to fixed assets	$76.8	$74.7
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$—	$0.8
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
The information at June 28, 2026, and for the three and six months ended June 28, 2026 and June 29, 2025, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 28, 2025 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 3, 2027 (“fiscal year ended 2026”) and December 28, 2025 (“fiscal year ended 2025”), respectively. For fiscal years ended 2026 and 2025, the Company’s second quarter ended on June 28, 2026 and June 29, 2025, respectively. The three and six months ended June 28, 2026 and June 29, 2025 each included 13 and 26 weeks, respectively.
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
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Basic weighted-average shares of common stock outstanding	68.3	67.7	68.2	67.6
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	—	—
Diluted weighted-average shares of common stock outstanding	68.3	67.7	68.2	67.6
(1) In the three and six months ended June 28, 2026 and June 29, 2025, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Basic weighted-average shares of common stock outstanding	68.3	67.7	68.2	67.6
Dilutive potential shares issuable from stock options and RSUs	0.3	0.2	0.3	0.3
Diluted weighted-average shares of common stock outstanding	68.6	67.9	68.5	67.9
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 4.2 million and 2.9 million shares of common stock for the three and six months ended June 28, 2026, respectively, and 1.8 million and 1.5 million shares of common stock for the three and six months ended June 29, 2025, respectively.
Note 3. Acquisition
On April 17, 2026, the Company acquired the issued share capital of LEX Diagnostics Limited (“LEX Diagnostics”), a privately held molecular diagnostics company. Through the acquisition, the Company obtained the LEX VELO System technology, an ultra-fast point-of-care molecular diagnostics platform designed to provide highly sensitive PCR-based detection of respiratory pathogens directly from a swab sample in less than ten minutes.
The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the LEX VELO System technology.
The total consideration transferred of $174.6 million, including transaction-related costs of $1.1 million consisted of: (i) $98.6 million of cash, (ii) $41.0 million attributable to the carry-over basis of the Company’s previously held equity interest in LEX Diagnostics, and (iii) $35.0 million of contingent consideration which was deemed probable and estimable as of the acquisition date. Earn-out payments are calculated as 5% of the net revenue generated during the period from April 1, 2029 to March 31, 2035, with maximum potential payments capped at $35.0 million. The consideration transferred was allocated to the acquired assets and assumed liabilities on a relative fair value basis.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of LEX Diagnostics:

(In millions)
Cash	$0.2
Inventories	1.6
Prepaid expenses and other current and non-current assets	4.2
Property, plant and equipment	1.6
Intangible assets (1)	208.1
Accounts payable	(1.3)
Deferred tax liability, net	(36.4)
Other current and non-current liabilities	(3.4)
Total purchase consideration	$174.6
(1) The purchased technology asset is being amortized on a straight-line basis over its estimated useful life of 15 years.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $25.4 million and $34.7 million as of June 28, 2026 and December 28, 2025, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and six months ended June 28, 2026 and June 29, 2025.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $35.4 million and $37.8 million as of June 28, 2026 and December 28, 2025, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $16.3 million and $16.9 million as of June 28, 2026 and December 28, 2025, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 28, 2025 that was recorded in Total revenues during the three and six months ended June 28, 2026 was $6.4 million and $25.4 million, respectively.
Joint Business with Grifols
Effective January 1, 2026, the Company terminated the Joint Business arrangement. As a result of the termination, no revenue was recognized for the three and six months ended June 28, 2026. The Company recorded a charge of $65.0 million payable to Grifols over a three-year period in Other operating expenses in the Consolidated Financial Statements for fiscal year ended 2025 to reflect the mutually agreed terms. During the three months ended June 28, 2026, the Company made a $25 million payment, which was included in Other current liabilities in the Consolidated Balance Sheets.
Under the Joint Business arrangement, Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business was shared through a supervisory board made up of equal representation by Ortho and Grifols, which was responsible for all significant decisions relating to the Joint Business that were not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $5.0 million and $20.9 million during the three and six months ended June 29, 2025, respectively. These amounts included the Company’s portion of the pre-tax net profit of $3.1 million and $5.7 million during the three and six months ended June 29, 2025, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $1.9 million and $15.2 million during the three and six months ended June 29, 2025, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Labs	$382.9	$369.7	$736.0	$742.7
Immunohematology (1)	134.2	132.3	272.5	260.8
Donor Screening (1)	4.0	13.3	11.8	26.1
Point of Care	108.2	93.0	221.0	263.9
Molecular Diagnostics	1.6	5.6	9.4	13.2
Total revenues	$630.9	$613.9	$1,250.7	$1,306.7
(1) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.

Concentration of Revenue and Credit Risk
For both the six months ended June 28, 2026 and June 29, 2025, one customer represented 11% of Total revenues. Revenues related to the Company’s respiratory products accounted for 8% and 9% of Total revenues for the three and six months ended June 28, 2026, respectively, and 8% and 13% for the three and six months ended June 29, 2025, respectively.
As of June 28, 2026 and December 28, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net.
Note 5. Segment and Geographic Information
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
The following tables present the results of operations of the Company’s reportable segments for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended June 28, 2026
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$327.4	$91.2	$67.8	$74.3	$70.2	$630.9

Less (1):
Cost of sales, excluding amortization of intangibles	116.7	44.3	28.8	43.3	38.3	271.4
Selling, marketing and administrative	40.7	23.9	9.5	12.3	13.2	99.6
Research and development	0.4	0.1	0.6	0.3	0.6	2.0
Other expense, net	—	0.8	(1.4)	0.1	(1.6)	(2.1)
Total segment Adjusted EBITDA	$169.6	$22.1	$30.3	$18.3	$19.7	260.0
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(130.7)
Depreciation and amortization						(116.7)
Interest expense, net						(54.7)
Restructuring, integration and other charges						(6.5)
Amortization of deferred cloud computing implementation costs						(9.2)
Employee compensation charges						(4.5)
Tax indemnification expense						(3.3)
EU medical device regulation transition costs (3)						(0.7)
Loss on investments						(8.1)
Other adjustments						(6.8)
Loss before income taxes						$(81.2)

	Six Months Ended June 28, 2026
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$656.3	$183.7	$131.3	$144.3	$135.1	$1,250.7

Less (1):
Cost of sales, excluding amortization of intangibles	231.2	88.9	60.8	84.8	75.0	540.7
Selling, marketing and administrative	85.1	50.5	20.0	24.7	25.2	205.5
Research and development	0.8	0.5	1.3	0.6	1.1	4.3
Other expense, net	0.2	1.6	(1.6)	(0.6)	(1.7)	(2.1)
Total segment Adjusted EBITDA	$339.0	$42.2	$50.8	$34.8	$35.5	502.3
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(264.3)
Depreciation and amortization						(229.6)
Interest expense, net						(105.8)
Restructuring, integration and other charges						(10.9)
Amortization of deferred cloud computing implementation costs						(17.2)
Employee compensation charges						(10.0)
Tax indemnification expense						(3.3)
EU medical device regulation transition costs (3)						(1.4)
Loss on investments						(9.0)
Other adjustments						(11.5)
Loss before income taxes						$(160.7)

	Three Months Ended June 29, 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$310.7	$87.3	$83.4	$72.2	$60.3	$613.9

Less (1):
Cost of sales, excluding amortization of intangibles	110.6	43.9	30.8	39.4	31.4	256.1
Selling, marketing and administrative	40.0	23.6	10.8	12.8	9.9	97.1
Research and development	0.4	0.7	0.8	0.4	0.5	2.8
Other expense, net	—	0.8	(1.1)	0.4	(0.2)	(0.1)
Total segment Adjusted EBITDA	$159.7	$18.3	$42.1	$19.2	$18.7	258.0
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(151.2)
Depreciation and amortization						(110.3)
Interest expense, net						(40.5)
Restructuring, integration and other charges						(178.9)
Amortization of deferred cloud computing implementation costs						(6.8)
EU medical device regulation transition costs (3)						(0.1)
Gain on investments						1.0
Other adjustments						(0.8)
Loss before income taxes						$(229.6)

	Six Months Ended June 29, 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$717.4	$176.2	$158.4	$140.3	$114.4	$1,306.7

Less (1):
Cost of sales, excluding amortization of intangibles	239.0	91.2	65.0	77.3	63.5	536.0
Selling, marketing and administrative	83.6	46.5	21.4	25.0	19.7	196.2
Research and development	0.8	1.3	1.7	0.8	0.9	5.5
Other expense, net	—	2.4	(1.1)	0.4	(0.4)	1.3
Total segment Adjusted EBITDA	$394.0	$34.8	$71.4	$36.8	$30.7	567.7
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(301.1)
Depreciation and amortization						(217.4)
Interest expense, net						(80.5)
Restructuring, integration and other charges						(195.0)
Amortization of deferred cloud computing implementation costs						(11.1)
EU medical device regulation transition costs (3)						(0.3)
Gain on investments						1.3
Other adjustments						(2.0)
Loss before income taxes						$(238.4)
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
For the three months ended June 28, 2026, the Company recognized a provision for income taxes of $11.7 million in relation to loss before income taxes of $81.2 million, resulting in a negative effective tax rate of 14.4%. For the three months ended June 29, 2025, the Company recognized a provision for income taxes of $25.8 million in relation to loss before income taxes of $229.6 million, resulting in a negative effective tax rate of 11.2%. For the three months ended June 28, 2026 and June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
For the six months ended June 28, 2026, the Company recognized a provision for income taxes of $24.0 million in relation to loss before income taxes of $160.7 million, resulting in a negative effective tax rate of 14.9%. For the six months ended June 29, 2025, the Company recognized a provision for income taxes of $29.7 million in relation to loss before income taxes of $238.4 million, resulting in a negative effective tax rate of 12.5%. For the six months ended June 28, 2026 and June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
The balance of unrecognized tax benefits at June 28, 2026, not including interest and penalties, was $195.4 million, of which $19.5 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At June 28, 2026, the Company had approximately $1.0 million of interest and penalties accrued related to unrecognized tax benefits.
During the second quarter of 2026, the statute of limitations lapsed related to certain multistate examinations for fiscal year 2014. Accordingly, the related unrecognized tax benefits and interest, which were fully indemnified by Johnson & Johnson, were released totaling $3.3 million. As of June 28, 2026, the Company has also written off the remaining indemnification receivable from Johnson & Johnson of $3.3 million.
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

Note 7. Balance Sheet Account Details
Accounts Receivable, Net
Accounts receivables primarily consist of trade accounts receivables with maturities of one year or less and are presented net of reserves:

(In millions)	June 28, 2026	December 28, 2025
Accounts receivable	$440.1	$514.1
Allowance for contract rebates and discounts	(72.9)	(79.8)
Allowance for doubtful accounts	(15.2)	(17.3)
Total accounts receivable, net	$352.0	$417.0
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	June 28, 2026	December 28, 2025
Raw materials	$187.6	$189.9
Work-in-process (materials, labor and overhead)	118.8	107.7
Finished goods (materials, labor and overhead)	325.8	289.0
Total inventories	$632.2	$586.6

Inventories	$618.9	$577.6
Other assets (1)	13.3	9.0
Total inventories	$632.2	$586.6
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	June 28, 2026	December 28, 2025
Prepaid expenses	$72.0	$53.9
Income taxes and other tax receivables	61.0	79.8
Cloud computing	32.9	27.5
Other receivables	30.2	40.2
Derivatives	27.9	13.7
Contract assets	25.4	34.7
Other	0.5	0.7
Total prepaid expenses and other current assets	$249.9	$250.5

Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	June 28, 2026	December 28, 2025
Accrued commissions, rebates and returns	$47.9	$70.8
Derivatives	37.8	32.1
Deferred revenue	35.4	37.8
Operating lease liabilities	31.8	29.3
Contract termination cost	25.0	25.0
Accrued other taxes payable	21.9	26.3
Accrued interest	17.6	48.1
Professional services	9.6	25.8
Other	83.4	81.4
Total other current liabilities	$310.4	$376.6
Note 8. Intangible Assets, Net
Intangible assets consisted of the following:

(In millions)	June 28, 2026			December 28, 2025
Description	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology (1)	$1,206.0	$(342.8)	$863.2	$999.6	$(310.3)	$689.3
Customer relationships	2,033.2	(510.9)	1,522.3	2,036.2	(463.5)	1,572.7
Patent and trademark costs	401.9	(126.7)	275.2	402.6	(114.1)	288.5
Software development costs	28.0	(10.3)	17.7	21.5	(8.2)	13.3
Total intangible assets	$3,669.1	$(990.7)	$2,678.4	$3,459.9	$(896.1)	$2,563.8
(1)Includes $208.1 million of purchased technology as part of the LEX Diagnostics acquisition with an estimated useful life of 15 years.
Note 9. Borrowings
The components of borrowings were as follows:

(In millions)	June 28, 2026	December 28, 2025
Term Loan A Facilities	$1,221.2	$1,150.0
Term Loan B	1,442.7	1,450.0
Revolving Credit Facility	250.0	80.0
Financing lease obligation	—	1.6
Other short-term borrowings	2.0	3.0
Other long-term borrowings (1)	19.0	13.1
Unamortized deferred financing costs	(17.9)	(19.6)
Unamortized original issue discount	(25.9)	(27.9)
Total borrowings	2,891.1	2,650.2
Less: current portion	(355.7)	(178.3)
Long-term borrowings	$2,535.4	$2,471.9
(1)Relates to a three-year lease arrangement in India, whereby the Company will sell its instruments placed at customer locations under a reagent rental agreement. The transaction did not qualify as a sale and is accounted for as a financing arrangement.
The Credit Agreement consists of (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A (together with the Term Loan A, the “Term Loan A Facilities”), (iii) a $1.45 billion Term Loan B (collectively with the Term Loan A Facilities, the “Term Loans”) and (iv) a $700.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility, after deducting letters of credit of $23.5 million and $250.0 million borrowings outstanding, was $426.5 million as of June 28, 2026. During the six months ended June 28, 2026, the Company (i) made $36.0 million in payments on the Term Loans and (ii) borrowed $385.0 million and made $215.0 million in payments on the Revolving Credit Facility. In April 2026, the Company borrowed $100.0 million under the DDTL Term Loan A, comprised of a Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Company was in compliance with the financial covenants as of June 28, 2026.
The estimated fair value of the Company’s borrowings under the Term Loans was $2,573.3 million at June 28, 2026, compared to the carrying amount, excluding debt issuance costs, of $2,663.9 million. The estimated fair value of the Company’s borrowings under the Term Loans was $2,563.5 million at December 28, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,600.0 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
The following table provides the detailed amounts within Interest expense, net for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Term Loan A Facilities	$18.3	$36.6	$35.5	$73.6
Term Loan B	27.9	—	56.0	—
Revolving Credit Facility	4.7	6.3	7.4	11.6
Amortization of deferred financing costs	1.2	0.7	2.2	1.5
Amortization of original issue discount	1.0	—	2.0	—
Derivative instruments and other	2.1	(2.5)	4.1	(5.0)
Interest income	(0.5)	(0.6)	(1.4)	(1.2)
Interest expense, net	$54.7	$40.5	$105.8	$80.5
Note 10. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of sales, excluding amortization of intangibles	$1.3	$1.4	$2.3	$2.8
Selling, marketing and administrative	9.9	7.9	18.8	16.1
Research and development	0.8	0.8	1.6	1.6
Restructuring, integration and other charges	—	2.7	—	3.4
Total stock-based compensation expense	$12.0	$12.8	$22.7	$23.9
The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three and six months ended June 28, 2026 and June 29, 2025 were not material.
On June 22, 2026, the Board approved and adopted the Company’s 2026 Inducement Plan, effective as of July 15, 2026 (the “Inducement Plan”). The Inducement Plan is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company, or following a bona-fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The maximum number of shares of the Company’s common stock that may be issued pursuant to awards under the Inducement Plan is 1,000,000. Also on June 22, 2026, the Compensation Committee of the Board approved a one-time inducement sign-on RSU grant (the “Inducement Grant”) to the Company’s new CFO, to be granted on July 15, 2026 with a grant date value of $6.5 million. The Inducement Grant was granted pursuant to the Inducement Plan and as an inducement material to the CFO entering into employment with the Company in accordance with and in reliance upon Nasdaq Listing Rule 5635(c)(4). The Inducement Grant was granted on July 15, 2026, with respect to 356,555 shares and will vest in equal annual installments on the first three anniversaries of the grant date, subject to the CFO's continued employment with the Company through each applicable vesting date.

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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $0.8 million as of June 28, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.
The following table summarizes the Company’s interest rate derivative agreements as of June 28, 2026, all of which were interest rate swaps:

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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $1.7 million as of June 28, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.

The following table provides details of the currency hedging instruments outstanding as of June 28, 2026:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$533.7	Cash Flow Hedge
Foreign currency forward contracts	$894.1	Non-designated
The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three and six months ended June 28, 2026 and June 29, 2025:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Loss	Amount of Loss (Gain) Reclassified from AOCI into Loss
Three Months Ended June 28, 2026
Foreign currency forward contracts (sales)	$1.6	Total revenues	$0.7
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$(6.8)	Interest expense, net	$0.8

Six Months Ended June 28, 2026
Foreign currency forward contracts (sales)	$0.9	Total revenues	$0.6
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$(27.8)	Interest expense, net	$1.5

Three Months Ended June 29, 2025
Foreign currency forward contracts (sales)	$3.5	Total revenues	$(1.2)
Foreign currency forward contracts (purchases)	$(0.1)	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$2.9	Interest expense, net	$(2.5)

Six Months Ended June 29, 2025
Foreign currency forward contracts (sales)	$6.1	Total revenues	$(2.3)
Foreign currency forward contracts (purchases)	$0.2	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$16.4	Interest expense, net	$(5.1)
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

The effect of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax (Gain) Loss Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other (Income) Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended June 28, 2026
Foreign exchange contracts	$(3.3)	$(1.7)

Six Months Ended June 28, 2026
Foreign exchange contracts	$(10.5)	$(3.4)

Three Months Ended June 29, 2025
Foreign exchange contracts	$34.6	$(3.0)

Six Months Ended June 29, 2025
Foreign exchange contracts	$46.9	$(6.1)
Fair value gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $0.2 million and $0.9 million for the three and six months ended June 28, 2026. Fair value gains on foreign currency forward contracts that do not qualify for hedge accounting treatment were $1.8 million and $0.6 million for the three and six months ended June 29, 2025.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of June 28, 2026 and December 28, 2025:

(In millions)	June 28, 2026	December 28, 2025
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$—	$0.3
Other assets	8.0	—
Other liabilities	0.1	19.9
Foreign currency forward contracts:
Prepaid expenses and other current assets	23.5	4.8
Other assets	—	18.5
Other current liabilities	33.5	27.7
Other liabilities	16.5	35.1

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	4.4	8.6
Other current liabilities	4.3	4.4
Fair Value of Derivative Instruments
The Company has classified its derivative instruments within Level 2 of the fair value hierarchy, as the fair values were determined using valuation models that use market observable inputs.

Note 13. Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI by component:

	Three Months Ended June 28, 2026
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at March 29, 2026	$(6.6)	$2.8	$(0.3)	$(4.1)
Current period deferrals	(0.1)	—	5.2	5.1
Amounts reclassified to Net loss	(1.7)	—	1.5	(0.2)
Net change	(1.8)	—	6.7	4.9
Balance at June 28, 2026	$(8.4)	$2.8	$6.4	$0.8

	Six Months Ended June 28, 2026
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 28, 2025	$4.6	$2.8	$(22.8)	$(15.4)
Current period deferrals	(9.6)	—	27.0	17.4
Amounts reclassified to Net loss	(3.4)	—	2.2	(1.2)
Net change	(13.0)	—	29.2	16.2
Balance at June 28, 2026	$(8.4)	$2.8	$6.4	$0.8

	Three Months Ended June 29, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at March 30, 2025	$(25.0)	$1.5	$(0.3)	$(23.8)
Current period deferrals (1)	52.9	—	(6.3)	46.6
Amounts reclassified to Net loss	(3.0)	—	(3.6)	(6.6)
Net change	49.9	—	(9.9)	40.0
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2

	Six Months Ended June 29, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	88.3	—	(22.5)	65.8
Amounts reclassified to Net loss	(6.1)	—	(7.3)	(13.4)
Net change	82.2	—	(29.8)	52.4
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2
(1) Includes tax impact of (i) $0.2 million related to cash flow hedges for the six months ended June 29, 2025, and (ii) $0.7 million related to foreign currency translation adjustments for both the three and six months ended June 29, 2025.
Note 14. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the three and six months ended June 28, 2026, in connection with the (i) implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization Plan and (ii) the SAVANNA Exit. The cumulative pre-tax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100.0 million through 2027, with charges of $28.1 million incurred to date. The SAVANNA Exit is expected to be substantially complete by the first half of 2027.

Integration expenses for the three and six months ended June 28, 2026 include costs incurred in connection with the acquisition of LEX Diagnostics. Integration expenses for the three and six months ended June 29, 2025 include costs incurred in connection with the Combinations, which have been completed at the end of 2025.
The following table summarizes Restructuring, integration and other charges:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Restructuring charges:
Employee terminations	$0.6	$6.3	$1.2	$6.3
Asset impairments/write off	0.4	0.3	1.1	0.3
Provision for restructuring(1)(2)	1.0	6.6	2.3	6.6
SAVANNA Exit charges:
Employee terminations	0.1	1.0	0.3	1.0
Asset impairments/write off	(0.2)	148.6	(0.8)	148.6
Other	(1.6)	—	(1.2)	—
SAVANNA Exit charges(2)	(1.7)	149.6	(1.7)	149.6
Implementation costs(2)(3)	4.6	0.1	7.7	0.1
Accelerated depreciation	2.1	1.0	4.1	1.0
Integration expenses(2)	2.6	22.6	2.6	38.7
Total charges	$8.6	$179.9	$15.0	$196.0

Cost of sales, excluding amortization of intangibles	$2.1	$1.0	$4.1	$1.0
Restructuring, integration and other charges	6.5	178.9	10.9	195.0
Total charges	$8.6	$179.9	$15.0	$196.0
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 28, 2025	$7.6	$—	$7.6
Provision for restructuring	1.2	1.1	2.3
Utilization and other	(1.1)	(1.1)	(2.2)
Balance at June 28, 2026 (1)	$7.7	$—	$7.7
(1) Included in Other current liabilities ($0.1 million) and Other liabilities ($7.6 million)

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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA, China, JPAC and Latin America. We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $54.4 million and $59.8 million for the six months ended June 28, 2026 and June 29, 2025, respectively.

For the six months ended June 28, 2026, Total revenues decreased by 4% to $1,250.7 million as compared to the same period in the prior year. This decrease was primarily driven by (i) variability of our U.S. respiratory products, mainly due to decreases in flu and COVID-19 revenues, (ii) the termination of our Joint Business arrangement and (iii) evolving market dynamics in China. Currency exchange rates had a favorable impact of approximately 160 basis points on our growth rate for the six months ended June 28, 2026. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the six months ended June 28, 2026 and June 29, 2025, revenues related to our respiratory products accounted for 9% and 13% of our Total revenues, respectively.
Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we are winding-down the ORTHO VERSEIA Integrated Processor platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While we wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding-down of the U.S. donor screening portfolio, as compared to the prior year periods, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Item 1, “Financial Statements—Note 4. Revenue” for more information. We have substantially completed the wind-down of our U.S. donor screening portfolio as of June 28, 2026.
Restructuring and Other Charges
In the second quarter of 2025, we launched the Optimization Plan that aims to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027, with charges of $28.1 million incurred to date. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
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
Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for further details regarding these actions.
Recent Macroeconomic Trends and Challenges

In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing political and trade tensions. In response to tariffs, certain countries have implemented retaliatory tariffs on U.S. goods. Although certain tariffs imposed by the U.S. were struck down by the Supreme Court in February 2026, the U.S. has announced separate new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation initiated in September 2025 that could result in future tariffs on imports of personal protective equipment, medical consumables, and medical equipment, including devices. In July 2026, the U.S. imposed new wide-ranging tariffs on goods from most U.S. trading partners for alleged failures to halt imports of goods produced with forced labor, invoking Section 301 of the Trade Act of 1974. These and other potential tariff actions as well as the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains substantial uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 and Section 301 investigations, litigation challenging tariffs, uncertainty around the availability, timing and amount of any potential tariff refunds, and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19.
We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate and pricing pressures on certain products to persist as a result of a number of factors, including increased supply, emergence and spread of new variants, and the demands of the respiratory season, which are variable and typically more prevalent during the fall and winter. A weaker respiratory season contributed to lower demand for flu and COVID-19 testing during the first six months of 2026, and we believe this trend may continue through the second half of 2026.
In January 2026, the Jiangxi, China provincial Health Security Administration announced its plan to pilot a Volume-Based Procurement program on dry chemistry test strips. Based on current information, we believe that any business impact will not be material to our total annualized revenue.
In March 2026, the China National Health Security Administration (“NHSA”) issued initial draft IVD pricing guidelines. Subsequent to the end of our second quarter of 2026, the NHSA issued a second draft of its guidelines. We believe that uncertainty regarding the China NHSA pricing guidelines contributed to lower purchase volumes in our Labs business in China during the first six months of 2026, and that evolving market dynamics may continue to pressure our business in China.
Because our business environment is highly competitive, our long-term growth and profitability will depend in part on our ability to retain and grow our current customers and attract new customers through developing and delivering new and improved products and services that meet our customers’ needs and expectations, including with respect to product performance, product offerings, cost, automation and other work-flow efficiencies. We expect to continue to evaluate strategic opportunities to (i) expand our product lines and services, production capabilities, technologies and geographic footprint and address other business challenges and opportunities, and (ii) rationalize and consolidate facilities with the goal of improving our long-term results. In April 2026, we completed the acquisition of LEX Diagnostics, which expanded our molecular diagnostics portfolio and marked a milestone in our plans to accelerate growth in point-of-care molecular diagnostics. Refer to Item 1, “Financial Statements—Note 3. Acquisition” for more information.
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
Seasonality
Revenues from our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold, flu and RSV seasons, which are typically more prevalent during the fall and winter. Historically, revenues from our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold, flu, COVID-19, and RSV seasons.
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Labs	$382.9	$369.7	4%	$736.0	$742.7	(1)%
Immunohematology (1)	134.2	132.3	1%	272.5	260.8	4%
Donor Screening (1)	4.0	13.3	(70)%	11.8	26.1	(55)%
Point of Care	108.2	93.0	16%	221.0	263.9	(16)%
Molecular Diagnostics	1.6	5.6	(71)%	9.4	13.2	(29)%
Total revenues	$630.9	$613.9	3%	$1,250.7	$1,306.7	(4)%
(1) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
For the three months ended June 28, 2026, Total revenues increased to $630.9 million from $613.9 million for the same period in the prior year. Labs revenue increased 4% compared to the prior year period. The overall increase in Labs revenue was partially offset by slower distributor sales related to pending changes to IVD pricing guidelines in China. Immunohematology revenue increased slightly compared to the prior year period. Donor Screening revenue decreased 70% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue increased 16% compared to the prior year period, primarily due to increases in respiratory product revenue. Molecular Diagnostics revenue decreased 71% compared to the prior year period, primarily due to a decrease in SOLANA revenue. Currency exchange rates had a favorable impact of 90 basis points on our growth rate for the three months ended June 28, 2026.
For the six months ended June 28, 2026, Total revenues decreased to $1,250.7 million from $1,306.7 million for the same period in the prior year. Labs revenue decreased 1% compared to the prior year period, primarily due to (i) the termination of our Joint Business arrangement, which contributed to a $15.2 million decrease, and (ii) slower distributor sales related to pending changes to IVD pricing guidelines in China, partially offset by an (iii) overall increase in Labs revenue. Immunohematology revenue increased 4% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 55% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 16% compared to the prior year period, primarily due to decreases in sales of SOFIA SARS and QUICKVUE SARS Antigen assays. Molecular Diagnostics revenue decreased 29% compared to the prior year period, primarily due to a decrease in SOLANA revenue. Currency exchange rates had a favorable impact of approximately 160 basis points on our growth rate for the six months ended June 28, 2026.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, increased to $358.0 million, or 56.7% of Total revenues, for the three months ended June 28, 2026, compared to $339.0 million, or 55.2% of Total revenues, for the three months ended June 29, 2025. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by higher depreciation, manufacturing costs and freight charges.
Cost of sales, excluding amortization of intangible assets, increased to $714.0 million, or 57.1% of Total revenues, for the six months ended June 28, 2026, compared to $688.5 million, or 52.7% of Total revenues, for the six months ended June 29, 2025. The increase in cost of sales, excluding amortization of intangible assets, was driven primarily by unfavorable product mix, higher depreciation, employee compensation costs and freight charges.
Operating Expenses
The following table summarizes operating expenses for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 28, 2026	% of Total Revenues	June 29, 2025	% of Total Revenues	June 28, 2026	% of Total Revenues	June 29, 2025	% of Total Revenues
Selling, marketing and administrative	$189.7	30.1%	$178.0	29.0%	$389.0	31.1%	$365.0	27.9%
Research and development	48.7	7.7%	45.7	7.4%	93.6	7.5%	98.9	7.6%
Amortization of intangible assets	49.0	7.8%	47.9	7.8%	95.8	7.7%	95.9	7.3%
Restructuring, integration and other charges	6.5	1.0%	178.9	29.1%	10.9	0.9%	195.0	14.9%
Other operating expenses	0.8	0.1%	5.1	0.8%	1.0	0.1%	11.5	0.9%

Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended June 28, 2026 increased by $11.7 million, or 6.6%, to $189.7 million from $178.0 million for the same period in the prior year, primarily due to higher distribution costs, higher employee compensation costs, including severance, and an increase of $2.8 million in cloud computing amortization.
Selling, marketing and administrative expenses for the six months ended June 28, 2026 increased by $24.0 million, or 6.6%, to $389.0 million from $365.0 million for the same period in the prior year, primarily due to higher employee compensation costs, including severance, and an increase of $6.1 million in cloud computing amortization.
Research and Development Expense
Research and development expense for the three months ended June 28, 2026 increased by $3.0 million, or 6.6%, to $48.7 million from $45.7 million for the same period in the prior year, primarily due to higher costs of outside services, partially offset by lower third-party material and clinical costs.
Research and development expense for the six months ended June 28, 2026 decreased by $5.3 million, or 5.4%, to $93.6 million from $98.9 million for the same period in the prior year, primarily due to lower third-party material and clinical costs, partially offset by higher costs of outside services.
Amortization of Intangible Assets
Amortization of intangible assets was $49.0 million and $95.8 million for the three and six months ended June 28, 2026, respectively, and $47.9 million and $95.9 million for the three and six months ended June 29, 2025, respectively.
Restructuring, integration and other charges
Restructuring, integration and other charges were $6.5 million and $10.9 million for the three and six months ended June 28, 2026, respectively, and $178.9 million and $195.0 million for the three and six months ended June 29, 2025, respectively. Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for more information.
Other Operating Expenses
Other operating expenses were $0.8 million and $1.0 million for the three and six months ended June 28, 2026, respectively, and $5.1 million and $11.5 million for the three and six months ended June 29, 2025, respectively. The decreases were primarily driven by the termination of our Joint Business arrangement. Refer to Item 1, “Financial Statements—Note 4. Revenue” for more information.
Non-operating Expenses
Interest Expense, Net
Interest expense, net was $54.7 million and $105.8 million for the three and six months ended June 28, 2026, respectively, and $40.5 million and $80.5 million for the three and six months ended June 29, 2025, respectively. Refer to Item 1, “Financial Statements—Note 9. Borrowings” for more information.
Other Expense, Net
Other expense, net was $4.7 million and $1.3 million for the three and six months ended June 28, 2026, respectively, compared to $8.4 million and $9.8 million for the three and six months ended June 29, 2025, respectively. The decreases were related to net foreign currency gains, partially offset by a loss on investments for the three and six months ended June 28, 2026.
Income Taxes
For the three months ended June 28, 2026, we recognized a provision for income taxes of $11.7 million in relation to loss before income taxes of $81.2 million, resulting in a negative effective tax rate of 14.4%. For the three months ended June 29, 2025, we recognized a provision for income taxes of $25.8 million in relation to loss before income taxes of $229.6 million, resulting in a negative effective tax rate of 11.2%. For the three months ended June 28, 2026 and June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
For the six months ended June 28, 2026, we recognized a provision for income taxes of $24.0 million in relation to loss before income taxes of $160.7 million, resulting in a negative effective tax rate of 14.9%. For the six months ended June 29, 2025, we recognized a provision for income taxes of $29.7 million in relation to loss before income taxes of $238.4 million, resulting in a negative effective tax rate of 12.5%. For the six months ended June 28, 2026 and June 29, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Our results for the six months ended June 28, 2026 include the impacts of OBBBA on our Consolidated Financial Statements.
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
•Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our reportable segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and to evaluate performance under management incentive compensation programs. Adjusted EBITDA consists of Net loss before Interest expense, net, Provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense items, and (ii) impacts of certain non-cash, unusual or other items that are included in Net loss and that we do not consider indicative of our ongoing operating performance. Refer to Item 1, “Financial Statements—Note 5. Segment and Geographic Information” for a reconciliation of Adjusted EBITDA by reportable segment to Loss before income taxes.
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Total revenues	$327.4	$310.7	5%	$656.3	$717.4	(9)%
Adjusted EBITDA	$169.6	$159.7	6%	$339.0	$394.0	(14)%
Total revenues were $327.4 million for the three months ended June 28, 2026, compared to $310.7 million for the three months ended June 29, 2025. The increase was primarily driven by increases in Labs and Point of Care revenues, partially offset by the wind-down of the U.S. donor screening business.
Total revenues were $656.3 million for the six months ended June 28, 2026, compared to $717.4 million for the six months ended June 29, 2025. The decrease was primarily driven by (i) decreases in sales of SOFIA SARS and QUICKVUE SARS Antigen assays, (ii) a decrease in Labs revenues, primarily due to the termination of our Joint Business arrangement and (iii) the wind-down of the U.S. donor screening business.
Adjusted EBITDA was $169.6 million for the three months ended June 28, 2026, compared to $159.7 million for the three months ended June 29, 2025. The increase was primarily driven by increases in Labs and Point of Care revenues, partially offset by the wind-down of the U.S. donor screening business, and higher service and distribution costs.
Adjusted EBITDA was $339.0 million for the six months ended June 28, 2026, compared to $394.0 million for the six months ended June 29, 2025. The decrease was primarily driven by decreases in revenues, and higher service and distribution costs.

EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Total revenues	$91.2	$87.3	4%	$183.7	$176.2	4%
Adjusted EBITDA	$22.1	$18.3	21%	$42.2	$34.8	21%
Total revenues were $91.2 million for the three months ended June 28, 2026, compared to $87.3 million for the three months ended June 29, 2025. The increase was primarily driven by an increase in Immunohematology revenues.
Total revenues were $183.7 million for the six months ended June 28, 2026, compared to $176.2 million for the six months ended June 29, 2025. The increase was primarily driven by an increase in Immunohematology revenues.
Adjusted EBITDA was $22.1 million for the three months ended June 28, 2026, compared to $18.3 million for the three months ended June 29, 2025. The increase was primarily driven by an increase in Immunohematology revenues and cost savings initiatives, partially offset by higher distribution costs.
Adjusted EBITDA was $42.2 million for the six months ended June 28, 2026, compared to $34.8 million for the six months ended June 29, 2025. The increase was primarily driven by an increase in Immunohematology revenues and cost savings initiatives, partially offset by higher distribution costs.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Total revenues	$67.8	$83.4	(19)%	$131.3	$158.4	(17)%
Adjusted EBITDA	$30.3	$42.1	(28)%	$50.8	$71.4	(29)%
Total revenues were $67.8 million for the three months ended June 28, 2026, compared to $83.4 million for the three months ended June 29, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China and a decrease in Immunohematology revenues.
Total revenues were $131.3 million for the six months ended June 28, 2026, compared to $158.4 million for the six months ended June 29, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China.
Adjusted EBITDA was $30.3 million for the three months ended June 28, 2026, compared to $42.1 million for the three months ended June 29, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China and a decrease in Immunohematology revenues.
Adjusted EBITDA was $50.8 million for the six months ended June 28, 2026, compared to $71.4 million for the six months ended June 29, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to pending changes to IVD pricing guidelines in China.
JPAC
Total revenues and Adjusted EBITDA for JPAC were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Total revenues	$74.3	$72.2	3%	$144.3	$140.3	3%
Adjusted EBITDA	$18.3	$19.2	(5)%	$34.8	$36.8	(5)%
Total revenues were $74.3 million for the three months ended June 28, 2026, compared to $72.2 million for the three months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues.
Total revenues were $144.3 million for the six months ended June 28, 2026, compared to $140.3 million for the six months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues.

Adjusted EBITDA was $18.3 million for the three months ended June 28, 2026, compared to $19.2 million for the three months ended June 29, 2025. The decrease was primarily driven by the impact of product mix and higher service costs, partially offset by an increase in Labs revenues.
Adjusted EBITDA was $34.8 million for the six months ended June 28, 2026, compared to $36.8 million for the six months ended June 29, 2025. The decrease was primarily driven by the impact of product mix and higher service costs, partially offset by an increase in Labs revenues.
Latin America
Total revenues and Adjusted EBITDA for Latin America were as follows:

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Total revenues	$70.2	$60.3	16%	$135.1	$114.4	18%
Adjusted EBITDA	$19.7	$18.7	5%	$35.5	$30.7	16%
Total revenues were $70.2 million for the three months ended June 28, 2026, compared to $60.3 million for the three months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues.
Total revenues were $135.1 million for the six months ended June 28, 2026, compared to $114.4 million for the six months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues.
Adjusted EBITDA was $19.7 million for the three months ended June 28, 2026, compared to $18.7 million for the three months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues, partially offset by higher operating expenses.
Adjusted EBITDA was $35.5 million for the six months ended June 28, 2026, compared to $30.7 million for the six months ended June 29, 2025. The increase was primarily driven by an increase in Labs revenues and the impact from changes in product mix, partially offset by higher operating expenses.
Liquidity and Capital Resources
As of June 28, 2026 and December 28, 2025, our principal sources of liquidity consisted of the following:

(In millions)	June 28, 2026	December 28, 2025
Cash and cash equivalents	$123.4	$169.8
Amount available to borrow under the Revolving Credit Facility	$426.5	$596.6
Working capital including cash and cash equivalents	$383.2	$481.2
As of June 28, 2026, we had $123.4 million in Cash and cash equivalents, a $46.4 million decrease from December 28, 2025. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
Our Credit Agreement consists of (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. Loans under the Credit Agreement will bear interest at a rate equal to the Term SOFR, plus the Applicable Rate, or Base Rate, plus the Applicable Rate (each as defined in the Credit Agreement). The effective interest rates for the Term Loan A Facilities and Term Loan B as of June 28, 2026 were 6.86% and 8.43%, respectively. The weighted average effective interest rate on aggregate Term Loans, net of interest rate swaps, as of June 28, 2026 was 6.97%. Availability under the Revolving Credit Facility, after deducting letters of credit of $23.5 million and $250.0 million borrowings outstanding, was $426.5 million as of June 28, 2026.
The Term Loans are subject to quarterly amortization at a quarterly rate of 1.25% and 0.25% of the aggregate initial principal amount of the Term Loan A Facilities and the Term Loan B, respectively, as are set forth in the Credit Agreement. The Term Loan A Facilities and the Revolving Credit Facility will mature on August 21, 2030, and the Term Loan B will mature on August 21, 2032. The Company must prepay loans outstanding under the Credit Agreement in an amount equal to the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, such as certain insurance proceeds and condemnation awards, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement.
In April 2026, we borrowed $100.0 million under the DDTL Term Loan A, comprised of a Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other matters, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of (a) 4.50 to 1.00 for each fiscal quarter in the first three years following the closing date of the Credit Agreement and (b) 4.25 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. We were in compliance with the financial covenants as of June 28, 2026.
Capital Expenditures
Capital expenditures, including investments, were $59.5 million for the six months ended June 28, 2026. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Six Months Ended
(In millions)	June 28, 2026	June 29, 2025
Net cash (used for) provided by operating activities	$(143.6)	$18.8
Net cash used for investing activities	(141.3)	(89.2)
Net cash provided by financing activities	238.2	120.9
Effect of exchange rates on cash	0.3	2.7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46.4)	$53.2
Six Months Ended June 28, 2026
Cash used for operating activities was $143.6 million for the six months ended June 28, 2026 and reflected a net loss of $184.7 million, non-cash adjustments of $268.7 million, primarily associated with depreciation and amortization and stock-based compensation expense, and changes in working capital, including cash outflows of $123.3 million for inventories, partially offset by cash inflows of $62.9 million from collections on accounts receivables.
Cash used for investing activities was $141.3 million for the six months ended June 28, 2026 and was primarily related to the LEX Diagnostics acquisition of $96.8 million and purchases of property, plant, equipment, investments and intangibles of $59.5 million.
Cash provided by financing activities was $238.2 million for the six months ended June 28, 2026 and was primarily related to net proceeds from the Revolving Credit Facility of $170.0 million and long-term borrowings of $70.6 million.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 28, 2026.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 28, 2026 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in Part I, Item 1, “Financial Statements—Note 11. Commitments and Contingencies” is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report. For a detailed description of our risk factors, refer to Part I, Item 1A, “Risk Factors” of our Annual Report.
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

ITEM 6.    Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 27, 2022)
3.2	Amended and Restated Bylaws of QuidelOrtho Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 13, 2022)
3.3	Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed on February 23, 2023)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 5, 2022)
10.1(1)	QuidelOrtho Corporation 2026 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on July 13, 2026)
10.2(1)*	QuidelOrtho Corporation 2026 Inducement Plan Nonqualified Stock Option Award Agreement
10.3(1)*	QuidelOrtho Corporation 2026 Inducement Plan Restricted Stock Unit Award Terms and Conditions
10.4(1)	Employment Offer Letter, dated June 22, 2026, between QuidelOrtho Corporation and Micah Young (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 23, 2026)
10.5(1)*	Individual Retirement Program for Joseph M. Busky, effective as of June 22, 2026
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 28, 2025
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel Corporation and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel Corporation, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
Credit Agreement	Credit agreement, dated August 21, 2025, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and
L/C issuers party thereto
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
IVD	In vitro diagnostics
Joint Business	Collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
LEX Diagnostics	LEX Diagnostics Limited
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive (loss) income
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended June 28, 2026
R&D	Research and development
Revolving Credit Facility	$700.0 million revolving credit facility under the Credit Agreement
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SAVANNA Exit	Discontinuation of the development of the SAVANNA platform
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loans	Collectively under the Credit Agreement: (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), and (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”)
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ MICAH YOUNG
Micah Young
Chief Financial Officer (Principal Financial and Accounting Officer)