Form 10-Q
period 2026-09-27
QuidelOrtho Corp
filed 2026-11-04
CIK 1906324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 28, 2026, 68,612,588 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDELORTHO CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value)

	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$166.4	$169.8
Accounts receivable, net	375.5	417.0
Inventories	642.7	577.6
Prepaid expenses and other current assets	241.5	250.5
Assets held for sale	19.9	32.4
Total current assets	1,446.0	1,447.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,127.4 and $944.8 at September 27, 2026 and December 28, 2025, respectively	1,323.6	1,358.3
Right-of-use assets	151.0	155.5
Intangible assets, net	2,628.3	2,563.8
Other assets	232.4	244.4
Total assets	$5,781.3	$5,769.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253.3	$279.4
Accrued payroll and related expenses	76.4	120.3
Income tax payable	3.3	11.5
Current portion of borrowings	424.4	178.3
Other current liabilities	309.7	376.6
Total current liabilities	1,067.1	966.1
Operating lease liabilities	146.9	154.4
Long-term borrowings	2,512.9	2,471.9
Deferred tax liabilities	121.5	90.0
Other liabilities	141.6	166.4
Total liabilities	3,990.0	3,848.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5.0 shares authorized; none issued or outstanding at September 27, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value per share; 126.2 shares authorized; 68.6 and 67.9 shares issued and outstanding at September 27, 2026 and December 28, 2025, respectively	0.1	0.1
Additional paid-in capital	2,967.7	2,931.8
Accumulated other comprehensive income (loss)	58.0	(15.4)
Accumulated deficit	(1,234.5)	(996.0)
Total stockholders’ equity	1,791.3	1,920.5
Total liabilities and stockholders’ equity	$5,781.3	$5,769.3
See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total revenues	$618.9	$699.9	$1,869.6	$2,006.6
Cost of sales, excluding amortization of intangibles	329.3	364.3	1,043.3	1,052.8
Selling, marketing and administrative	182.7	186.9	571.7	551.9
Research and development	42.5	41.5	136.1	140.4
Amortization of intangible assets	50.8	47.7	146.6	143.6
Restructuring, integration and other charges	7.1	39.6	18.0	234.6
Goodwill impairment charge	—	700.7	—	700.7
Asset impairment charge	12.5	9.7	12.5	9.7
Other operating expenses	1.5	14.3	2.5	25.8
Operating loss	(7.5)	(704.8)	(61.1)	(852.9)
Interest expense, net	55.4	46.1	161.2	126.6
Loss on extinguishment of debt	—	5.1	—	5.1
Other expense, net	—	0.9	1.3	10.7
Loss before income taxes	(62.9)	(756.9)	(223.6)	(995.3)
(Benefit from) provision for income taxes	(9.1)	(23.9)	14.9	5.8
Net loss	$(53.8)	$(733.0)	$(238.5)	$(1,001.1)
Basic loss per share	$(0.78)	$(10.78)	$(3.49)	$(14.79)
Diluted loss per share	$(0.78)	$(10.78)	$(3.49)	$(14.79)
Weighted-average shares outstanding - basic	68.7	68.0	68.4	67.7
Weighted-average shares outstanding - diluted	68.7	68.0	68.4	67.7

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(53.8)	$(733.0)	$(238.5)	$(1,001.1)
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	0.7	(23.9)	(12.3)	58.3
Changes in unrealized gains (losses) from cash flow hedges, net of tax:
Net unrealized gains (losses) on derivative instruments	55.4	(9.1)	82.4	(31.6)
Reclassification of net realized losses (gains) on derivative instruments included in net income	1.1	(2.9)	3.3	(10.2)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	56.5	(12.0)	85.7	(41.8)
Comprehensive income (loss)	$3.4	$(768.9)	$(165.1)	$(984.6)

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Par
Balance at December 28, 2025	67.9	$0.1	$2,931.8	$(15.4)	$(996.0)	$1,920.5
Issuance of common stock under equity compensation plans	0.2	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	10.7	—	—	10.7
Tax withholdings related to vesting of stock-based awards	—	—	(1.1)	—	—	(1.1)
Other comprehensive income, net of tax	—	—	—	11.3	—	11.3
Net loss	—	—	—	—	(91.8)	(91.8)
Balance at March 29, 2026	68.1	0.1	2,943.2	(4.1)	(1,087.8)	1,851.4
Issuance of common stock under equity compensation plans	0.3	—	0.4	—	—	0.4
Stock-based compensation expense	—	—	12.0	—	—	12.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(0.9)	—	—	(0.9)
Other comprehensive income, net of tax	—	—	—	4.9	—	4.9
Net loss	—	—	—	—	(92.9)	(92.9)
Balance at June 28, 2026	68.3	0.1	2,954.7	0.8	(1,180.7)	1,774.9
Issuance of common stock under equity compensation plans	0.4	—	2.2	—	—	2.2
Stock-based compensation expense	—	—	12.0	—	—	12.0
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	57.2	—	57.2
Net loss	—	—	—	—	(53.8)	(53.8)
Balance at September 27, 2026	68.6	$0.1	$2,967.7	$58.0	$(1,234.5)	$1,791.3

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings / (Accumulated deficit)	Total stockholders’ equity
	Shares	Par
Balance at December 29, 2024	67.3	$0.1	$2,884.8	$(36.2)	$135.8	$2,984.5
Issuance of common stock under equity compensation plans	0.2	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	11.4	—	—	11.4
Tax withholdings related to vesting of stock-based awards	—	—	(1.4)	—	—	(1.4)
Other comprehensive income, net of tax	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	(12.7)	(12.7)
Balance at March 30, 2025	67.5	0.1	2,897.8	(23.8)	123.1	2,997.2
Issuance of common stock under equity compensation plans	0.3	—	0.9	—	—	0.9
Stock-based compensation expense	—	—	12.7	—	—	12.7
Tax withholdings related to vesting of stock-based awards	(0.1)	—	(2.7)	—	—	(2.7)
Other comprehensive income, net of tax	—	—	—	40.0	—	40.0
Net loss	—	—	—	—	(255.4)	(255.4)
Balance at June 29, 2025	67.7	0.1	2,908.7	16.2	(132.3)	2,792.7
Issuance of common stock under equity compensation plans	0.2	—	2.9	—	—	2.9
Stock-based compensation expense	—	—	10.6	—	—	10.6
Tax withholdings related to vesting of stock-based awards	—	—	(0.9)	—	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	(35.9)	—	(35.9)
Net loss	—	—	—	—	(733.0)	(733.0)
Balance at September 28, 2025	67.9	$0.1	$2,921.3	$(19.7)	$(865.3)	$2,036.4

See accompanying notes.

QUIDELORTHO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 27, 2026	September 28, 2025
OPERATING ACTIVITIES
Net loss	$(238.5)	$(1,001.1)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	349.2	329.5
Goodwill impairment charge	—	700.7
Asset impairment charge	12.5	9.7
Stock-based compensation expense	34.7	35.1
Change in deferred tax assets and liabilities	(4.0)	(1.5)
Loss on extinguishment of debt	—	5.1
Asset write off related to restructuring, integration and other charges	2.1	152.2
Amortization of deferred cloud computing implementation costs	26.3	19.0
Payment of Grifols Joint Business termination cost	(25.0)	—
Other non-cash, net	2.9	(20.5)
Changes in assets and liabilities:
Accounts receivable	40.4	(88.7)
Inventories	(188.8)	(141.7)
Prepaid expenses and other current and non-current assets	13.6	(16.1)
Accounts payable	(19.5)	(15.9)
Accrued payroll and related expenses	(45.6)	(14.9)
Income tax receivable and payable	7.6	31.2
Other current and non-current liabilities	(91.9)	(8.8)
Net cash used for operating activities	(124.0)	(26.7)
INVESTING ACTIVITIES
Acquisitions of property, plant, equipment, investments and intangibles	(80.5)	(143.7)
Proceeds from sale of property, plant and equipment	1.7	0.8
Acquisition, net of cash acquired	(98.4)	—
Proceeds from sale of investments	15.0	—
Proceeds from government assistance allocated to fixed assets	—	6.5
Loan to LEX Diagnostics	—	(6.7)
Net cash used for investing activities	(162.2)	(143.1)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	4.4	6.0
Short-term borrowings, net	2.3	5.3
Revolving credit facility, net	235.0	(98.0)
Proceeds from long-term borrowings, net of discount and debt issuance costs	112.6	2,546.2
Payments on long-term borrowings	(62.9)	(2,287.6)
Payments on finance lease obligation	(1.6)	—
Payments of tax withholdings related to vesting of stock-based awards	(3.2)	(5.0)
Payments of lender fees	(4.3)	—
Net cash provided by financing activities	282.3	166.9
Effect of exchange rates on cash	0.5	2.5
Net decrease in cash, cash equivalents and restricted cash	(3.4)	(0.4)
Cash, cash equivalents and restricted cash at beginning of period	169.8	98.5
Cash, cash equivalents and restricted cash at end of period	$166.4	$98.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of property, equipment and intangibles by incurring current liabilities	$6.4	$4.4
Transfer of instrument inventories to fixed assets	$115.8	$118.5
Reduction of accrued payroll and related expenses upon issuance of restricted share units	$—	$0.8
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
The information at September 27, 2026, and for the three and nine months ended September 27, 2026 and September 28, 2025, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for fiscal year ended December 28, 2025 included in QuidelOrtho’s Annual Report. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company follows the concept of a fiscal year that ends on the Sunday nearest to the end of the month of December, and fiscal quarters that end on the Sunday nearest to the end of the months of March, June and September. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 3, 2027 (“fiscal year ended 2026”) and December 28, 2025 (“fiscal year ended 2025”), respectively. For fiscal years ended 2026 and 2025, the Company’s third quarter ended on September 27, 2026 and September 28, 2025, respectively. The three and nine months ended September 27, 2026 and September 28, 2025 each included 13 and 39 weeks, respectively.
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
Reclassification
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
Note 2. Computation of Earnings Per Share
The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Basic weighted-average shares of common stock outstanding	68.7	68.0	68.4	67.7
Dilutive potential shares issuable from stock options and RSUs (1)	—	—	—	—
Diluted weighted-average shares of common stock outstanding	68.7	68.0	68.4	67.7
(1) In the three and nine months ended September 27, 2026 and September 28, 2025, all potential shares of common stock issuable for stock options and RSUs were excluded from the dilutive calculations above because the effect of including them would have been anti-dilutive. The dilutive effect of potential shares of common stock issuable for stock options and RSUs on the weighted-average number of shares of common stock outstanding would have been as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Basic weighted-average shares of common stock outstanding	68.7	68.0	68.4	67.7
Dilutive potential shares issuable from stock options and RSUs	0.4	0.1	0.3	0.3
Diluted weighted-average shares of common stock outstanding	69.1	68.1	68.7	68.0
Stock options and RSUs where the combined exercise price and unrecognized stock-based compensation was greater than the average market price for the Company’s common stock were not included in the computations of diluted weighted-average shares because the effect would have been anti-dilutive under the treasury stock method. These stock options and RSUs represented 3.3 million and 2.7 million shares of common stock for the three and nine months ended September 27, 2026, respectively, and 2.1 million and 1.6 million shares of common stock for the three and nine months ended September 28, 2025, respectively.
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
The total consideration transferred of $174.6 million, including transaction-related costs of $1.1 million, consisted of: (i) $98.6 million of cash, (ii) $41.0 million attributable to the carry-over basis of the Company’s previously held equity interest in LEX Diagnostics, and (iii) $35.0 million of contingent consideration which was deemed probable and estimable as of the acquisition date. Earn-out payments are calculated as 5% of the net revenue generated during the period from April 1, 2029 to March 31, 2035, with maximum potential payments capped at $35.0 million. The consideration transferred was allocated to the acquired assets and assumed liabilities on a relative fair value basis.
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
The contract asset balance consisted of contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $23.8 million and $34.7 million as of September 27, 2026 and December 28, 2025, respectively.
The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the three and nine months ended September 27, 2026 and September 28, 2025.
The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or non-current based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $33.6 million and $37.8 million as of September 27, 2026 and December 28, 2025, respectively, and was included in Other current liabilities in the Consolidated Balance Sheets. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $16.2 million and $16.9 million as of September 27, 2026 and December 28, 2025, respectively, and was included in Other liabilities in the Consolidated Balance Sheets. The amount of deferred revenue as of December 28, 2025 that was recorded in Total revenues during the three and nine months ended September 27, 2026 was $7.7 million and $33.1 million, respectively.
Joint Business with Grifols
Effective January 1, 2026, the Company terminated the Joint Business arrangement. As a result of the termination, no revenue was recognized for the three and nine months ended September 27, 2026. The Company recorded a charge of $65.0 million payable to Grifols over a three-year period in Other operating expenses in the Consolidated Financial Statements for fiscal year ended 2025 to reflect the mutually agreed terms. During the nine months ended September 27, 2026, the Company made a $25.0 million payment, which was included in Other current liabilities in the Consolidated Balance Sheets as of December 28, 2025.
Under the Joint Business arrangement, Ortho and Grifols agreed to pursue a collaboration relating to Ortho’s Hepatitis and HIV diagnostics business. The governance of the Joint Business was shared through a supervisory board made up of equal representation by Ortho and Grifols, which was responsible for all significant decisions relating to the Joint Business that were not exclusively assigned to either Ortho or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $4.7 million and $25.6 million during the three and nine months ended September 28, 2025, respectively. These amounts included the Company’s portion of the pre-tax net profit of $2.6 million and $8.3 million during the three and nine months ended September 28, 2025, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of sales, excluding amortization of intangibles, and operating expenses, on a gross basis on these sales transactions in their respective lines in the Consolidated Statements of Loss. The Company’s portion of the pre-tax net profit also included revenue from collaboration and royalty agreements of $2.1 million and $17.3 million during the three and nine months ended September 28, 2025, respectively, which is presented on a net basis within Total revenues.
Disaggregation of Revenue
The following table summarizes Total revenues by business unit:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Labs	$353.2	$373.8	$1,089.2	$1,116.5
Immunohematology (1)	142.0	142.0	414.5	402.8
Donor Screening (1)	1.7	14.7	13.5	40.8
Point of Care	119.6	164.6	340.6	428.5
Molecular Diagnostics	2.4	4.8	11.8	18.0
Total revenues	$618.9	$699.9	$1,869.6	$2,006.6
(1) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.

Concentration of Revenue and Credit Risk
For both the nine months ended September 27, 2026 and September 28, 2025, one customer represented 11% of Total revenues. Revenues related to the Company’s respiratory products accounted for 11% and 10% of Total revenues for the three and nine months ended September 27, 2026, respectively, and 16% and 14% for the three and nine months ended September 28, 2025, respectively.
As of September 27, 2026, customers with a balance due in excess of 10% of Accounts receivable, net totaled $39.4 million. As of December 28, 2025, no customers had a balance due in excess of 10% of Accounts receivable, net.
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
The following tables present the results of operations of the Company’s reportable segments for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended September 27, 2026
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$330.7	$86.9	$48.9	$76.4	$76.0	$618.9

Less (1):
Cost of sales, excluding amortization of intangibles	112.0	44.4	23.7	44.4	38.0	262.5
Selling, marketing and administrative	40.3	23.6	16.6	11.3	14.5	106.3
Research and development	0.4	0.3	0.7	0.5	0.3	2.2
Other expense, net	0.2	0.9	—	(0.1)	—	1.0
Total segment Adjusted EBITDA	$177.8	$17.7	$7.9	$20.3	$23.2	246.9
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(98.9)
Depreciation and amortization						(119.6)
Interest expense, net						(55.4)
Restructuring, integration and other charges						(7.1)
Asset impairment charge						(12.5)
Amortization of deferred cloud computing implementation costs						(9.1)
Employee compensation charges						(3.7)
EU medical device regulation transition costs (3)						(0.2)
Credit Agreement amendment fees						(0.5)
Other adjustments						(2.8)
Loss before income taxes						$(62.9)

	Nine Months Ended September 27, 2026
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$987.0	$270.6	$180.2	$220.7	$211.1	$1,869.6

Less (1):
Cost of sales, excluding amortization of intangibles	343.2	133.3	84.5	129.2	113.0	803.2
Selling, marketing and administrative	125.4	74.1	36.6	36.0	39.7	311.8
Research and development	1.2	0.8	2.0	1.1	1.4	6.5
Other expense, net	0.4	2.5	(1.6)	(0.7)	(1.7)	(1.1)
Total segment Adjusted EBITDA	$516.8	$59.9	$58.7	$55.1	$58.7	749.2
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(363.2)
Depreciation and amortization						(349.2)
Interest expense, net						(161.2)
Restructuring, integration and other charges						(18.0)
Asset impairment charge						(12.5)
Amortization of deferred cloud computing implementation costs						(26.3)
Employee compensation charges						(13.7)
Tax indemnification expense						(3.3)
EU medical device regulation transition costs (3)						(1.6)
Loss on investments						(9.0)
Credit Agreement amendment fees						(0.5)
Other adjustments						(14.3)
Loss before income taxes						$(223.6)

	Three Months Ended September 28, 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$381.4	$91.8	$84.6	$76.8	$65.3	$699.9

Less (1):
Cost of sales, excluding amortization of intangibles	129.0	41.2	36.4	42.8	31.7	281.1
Selling, marketing and administrative	41.1	24.6	10.6	12.8	9.9	99.0
Research and development	0.4	0.7	0.7	0.4	0.3	2.5
Other expense, net	0.1	0.9	0.1	0.3	(0.3)	1.1
Total segment Adjusted EBITDA	$210.8	$24.4	$36.8	$20.5	$23.7	316.2
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(139.1)
Depreciation and amortization						(112.1)
Interest expense, net						(46.1)
Restructuring, integration and other charges						(39.6)
Goodwill impairment charge						(700.7)
Asset impairment charge						(9.7)
Loss on extinguishment of debt						(5.1)
Legal accrual (4)						(9.4)

Amortization of deferred cloud computing implementation costs						(7.9)
EU medical device regulation transition costs (3)						(0.2)
Loss on investments						(0.6)
Other adjustments						(2.6)
Loss before income taxes						$(756.9)

	Nine Months Ended September 28, 2025
(In millions)	North America	EMEA	China	JPAC	Latin America	Total
Total revenues	$1,098.8	$268.0	$243.0	$217.1	$179.7	$2,006.6

Less (1):
Cost of sales, excluding amortization of intangibles	368.0	132.4	101.4	120.1	95.2	817.1
Selling, marketing and administrative	124.7	71.1	32.0	37.8	29.6	295.2
Research and development	1.2	2.0	2.4	1.2	1.2	8.0
Other expense, net	0.1	3.3	(1.0)	0.7	(0.7)	2.4
Total segment Adjusted EBITDA	$604.8	$59.2	$108.2	$57.3	$54.4	883.9
Reconciliation of segment Adjusted EBITDA
Corporate (2)						(440.2)
Depreciation and amortization						(329.5)
Interest expense, net						(126.6)
Restructuring, integration and other charges						(234.6)
Goodwill impairment charge						(700.7)
Asset impairment charge						(9.7)
Loss on extinguishment of debt						(5.1)
Legal accrual (4)						(9.4)
Amortization of deferred cloud computing implementation costs						(19.0)
EU medical device regulation transition costs (3)						(0.5)
Gain on investments						0.7
Other adjustments						(4.6)
Loss before income taxes						$(995.3)
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
(4) Represents reserves accrued in connection with the resolution of a contractual dispute. Refer to “—Note 11. Commitments and Contingencies” for additional information.
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
For the three months ended September 27, 2026, the Company recognized an income tax benefit of $9.1 million in relation to loss before income taxes of $62.9 million, resulting in an effective tax rate of 14.5%. For the three months ended September 28, 2025, the Company recognized an income tax benefit of $23.9 million in relation to loss before income taxes of $756.9 million, resulting in an effective tax rate of 3.2%. For the three months ended September 27, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
For the nine months ended September 27, 2026, the Company recognized a provision for income taxes of $14.9 million in relation to loss before income taxes of $223.6 million, resulting in a negative effective tax rate of 6.7%. For the nine months ended September 28, 2025, the Company recognized a provision for income taxes of $5.8 million in relation to loss before income taxes of $995.3 million, resulting in a negative effective tax rate of 0.6%. For the nine months ended September 27, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the nine months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes and the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
The balance of unrecognized tax benefits at September 27, 2026, not including interest and penalties, was $195.7 million, of which $23.6 million could affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At September 27, 2026, the Company had approximately $1.0 million of interest and penalties accrued related to unrecognized tax benefits.
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
Note 7. Balance Sheet Account Details
Accounts Receivable, Net
Accounts receivable, net primarily consist of trade accounts receivable with maturities of one year or less and are presented net of reserves:

(In millions)	September 27, 2026	December 28, 2025
Accounts receivable	$474.4	$514.1
Allowance for contract rebates and discounts	(83.5)	(79.8)
Allowance for doubtful accounts	(15.4)	(17.3)
Total accounts receivable, net	$375.5	$417.0

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following:

(In millions)	September 27, 2026	December 28, 2025
Raw materials	$179.8	$189.9
Work-in-process (materials, labor and overhead)	120.5	107.7
Finished goods (materials, labor and overhead)	358.2	289.0
Total inventories	$658.5	$586.6

Inventories	$642.7	$577.6
Other assets (1)	15.8	9.0
Total inventories	$658.5	$586.6
(1) Other assets includes inventory expected to remain on hand beyond one year.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	September 27, 2026	December 28, 2025
Income taxes and other tax receivables	$68.8	$79.8
Prepaid expenses	64.3	53.9
Cloud computing	30.4	27.5
Other receivables	28.2	40.2
Derivatives	25.7	13.7
Contract assets	23.8	34.7
Other	0.3	0.7
Total prepaid expenses and other current assets	$241.5	$250.5
Other Current Liabilities
Other current liabilities consisted of the following:

(In millions)	September 27, 2026	December 28, 2025
Accrued commissions, rebates and returns	$51.8	$70.8
Derivatives	35.4	32.1
Deferred revenue	33.6	37.8
Operating lease liabilities	32.1	29.3
Contract termination cost	25.0	25.0
Accrued other taxes payable	23.8	26.3
Accrued interest	16.4	48.1
Professional services	9.1	25.8
Other	82.5	81.4
Total other current liabilities	$309.7	$376.6
Note 8. Goodwill and Intangible Assets, Net
During the third quarter of 2025, the Company concluded that the sustained decline in the Company’s stock price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units.
Based on the Company’s interim goodwill impairment assessment in the third quarter of 2025, the Company recorded a non-cash goodwill impairment charge of $700.7 million, which represented a full impairment of goodwill. As of September 28, 2025, no goodwill remained on the Company’s Consolidated Balance Sheets.

Intangible assets consisted of the following:

(In millions)	September 27, 2026			December 28, 2025
Description	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology (1)	$1,206.3	$(362.4)	$843.9	$999.6	$(310.3)	$689.3
Customer relationships	2,033.8	(535.0)	1,498.8	2,036.2	(463.5)	1,572.7
Patent and trademark costs	402.1	(133.1)	269.0	402.6	(114.1)	288.5
Software development costs	27.9	(11.3)	16.6	21.5	(8.2)	13.3
Total intangible assets	$3,670.1	$(1,041.8)	$2,628.3	$3,459.9	$(896.1)	$2,563.8
(1)Includes $208.1 million of purchased technology as part of the LEX Diagnostics acquisition with an estimated useful life of 15 years.
Note 9. Borrowings
The components of borrowings were as follows:

(In millions)	September 27, 2026	December 28, 2025
Term Loan A Facilities	$1,205.6	$1,150.0
Term Loan B	1,439.1	1,450.0
Revolving Credit Facility	315.0	80.0
Financing lease obligation	—	1.6
Other short-term borrowings	5.3	3.0
Other long-term borrowings (1)	17.1	13.1
Unamortized deferred financing costs	(19.9)	(19.6)
Unamortized original issue discount	(24.9)	(27.9)
Total borrowings	2,937.3	2,650.2
Less: current portion	(424.4)	(178.3)
Long-term borrowings	$2,512.9	$2,471.9
(1)Relates to a three-year lease arrangement in India, whereby the Company will sell its instruments placed at customer locations under a reagent rental agreement. The transaction did not qualify as a sale and is accounted for as a financing arrangement.
On September 23, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to its existing credit agreement, dated as of August 21, 2025 (as amended by the Amendment, the “Credit Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender (“Bank of America”), and the other lenders and L/C issuers party thereto (together with Bank of America, the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with (i) a $1.15 billion senior secured term loan A facility (the “Term Loan A”), (ii) a $100.0 million senior secured delayed draw term loan A facility (the “DDTL Term Loan A”; together with the Term Loan A, the “Term Loan A Facilities”), (iii) a $1.45 billion senior secured term loan B facility (the “Term Loan B”) and (iv) a $700.0 million revolving credit facility (the “Revolving Credit Facility” and collectively with the Term Loan A, the DDTL Term Loan A and the Term Loan B, the “Financing”). The Financing remains guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. The Amendment, among other matters, reset the Company’s financial covenant levels through the fiscal quarter ending September 30, 2029 (such period, the “Covenant Relief Period”), to provide for a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) for each measurement period as follows: (a) 5.50 to 1.00 on or prior to July 2, 2028, (b) 5.00 to 1.00 on October 1, 2028 or December 31, 2028, (c) 4.50 to 1.00 on April 1, 2029 or July 1, 2029, and (d) 4.25 to 1.00 on or after September 30, 2029. The Amendment also reset the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) during the Covenant Relief Period for each measurement period as follows: (a) 2.25 to 1.00 on or prior to July 2, 2028, (b) 2.50 to 1.00 on October 1, 2028 or December 31, 2028, (c) 2.75 to 1.00 on April 1, 2029 or July 1, 2029, and (d) 3.00 to 1.00 on or after September 30, 2029. During the Covenant Relief Period, the initial applicable rate for the Term Loan A Facilities and the Revolving Credit Facility from the Amendment effective date until the first business day after Bank of America’s receipt of the compliance certificate for the fiscal quarter ended September 27, 2026 is 1.50% per annum for base rate loans and 2.50% per annum for Term SOFR rate loans, and thereafter will be determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio ranging from 1.75% to 3.00% per annum for Term SOFR rate loans and from 0.75% to 2.00% per annum for base rate loans. In addition, during the Covenant Relief Period, the Company will pay a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.20% to 0.40% per annum. The interest payable on the Term Loan B remains unchanged by the Amendment.
The Amendment was accounted for as a debt modification. The Company incurred and paid $4.3 million of Lender fees, consisting of $2.7 million related to Term Loan A and $1.6 million related to the Revolving Credit Facility. Lender fees related to Term Loan A were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of Interest expense, net over the remaining life of the Term Loan A. Lender fees related to the Revolving Credit Facility were recorded as Other assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility. Additionally, the Company incurred $0.5 million of third-party costs, which were expensed as Selling, marketing and administrative expenses in the Consolidated Statements of Loss.
Availability under the Revolving Credit Facility, after deducting letters of credit of $18.0 million and $315.0 million borrowings outstanding, was $367.0 million as of September 27, 2026. During the nine months ended September 27, 2026, the Company (i) made $55.3 million in payments on the Term Loans and (ii) borrowed $450.0 million and made $215.0 million in payments on the Revolving Credit Facility. In April 2026, the Company borrowed $100.0 million under the DDTL Term Loan A, comprised of a Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments, restricted payments, certain debt prepayments and transactions with affiliates. The Company was in compliance with the financial covenants as of September 27, 2026.
The estimated fair value of the Company’s borrowings under the Term Loans was $2,534.1 million at September 27, 2026, compared to the carrying amount, excluding debt issuance costs, of $2,644.7 million. The estimated fair value of the Company’s borrowings under the Term Loans was $2,563.5 million at December 28, 2025, compared to the carrying amount, excluding debt issuance costs, of $2,600.0 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.
The following table provides the detailed amounts within Interest expense, net for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Term Loan A Facilities	$18.9	$29.1	$54.4	$102.7
Term Loan B	27.9	13.1	83.9	13.1
Revolving Credit Facility	5.3	5.6	12.7	17.2
Amortization of deferred financing costs	0.8	0.9	3.0	2.4
Amortization of original issue discount	1.1	0.4	3.1	0.4
Derivative instruments and other	2.0	(2.5)	6.1	(7.5)
Interest income	(0.6)	(0.5)	(2.0)	(1.7)
Interest expense, net	$55.4	$46.1	$161.2	$126.6
Note 10. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of sales, excluding amortization of intangibles	$1.2	$1.6	$3.5	$4.4
Selling, marketing and administrative	10.0	8.4	28.8	24.5
Research and development	0.8	0.6	2.4	2.2
Restructuring, integration and other charges	—	0.2	—	3.6
Total stock-based compensation expense	$12.0	$10.8	$34.7	$34.7

The table above includes compensation expense related to liability-classified awards, which has been or is expected to be settled in cash. Amounts related to the three and nine months ended September 27, 2026 and September 28, 2025 were not material.
On June 22, 2026, the Board approved and adopted the Company’s 2026 Inducement Plan, effective as of July 15, 2026 (the “Inducement Plan”). The Inducement Plan is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company, or following a bona-fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The maximum number of shares of the Company’s common stock that may be issued pursuant to awards under the Inducement Plan is 1,000,000. Also on June 22, 2026, the Compensation Committee of the Board approved a one-time inducement sign-on RSU grant (the “Inducement Grant”) to the Company’s new CFO, to be granted on July 15, 2026 with a grant date value of $6.5 million. The Inducement Grant was granted pursuant to the Inducement Plan and as an inducement material to the CFO entering into employment with the Company in accordance with and in reliance upon Nasdaq Listing Rule 5635(c)(4). The Inducement Grant was granted on July 15, 2026, with respect to 356,555 shares and will vest in equal annual installments on the first three anniversaries of the grant date, subject to the CFO’s continued employment with the Company through each applicable vesting date.
Note 11. Commitments and Contingencies
On April 12, 2024, a purported stockholder of the Company filed a putative class action complaint under the federal securities laws against the Company and three of its current and former executives. The complaint, which is captioned Bristol County Retirement System v. QuidelOrtho Corporation, et al., Case No. 1:24-cv-02804-JAV (S.D.N.Y.) (the “Bristol County Complaint”), asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its SAVANNA RVP4 assay. The Bristol County Complaint seeks a judgment determining that the lawsuit can be maintained as a class action and awarding the plaintiff and putative class damages, pre- and post-judgment interest, attorneys’ and experts’ fees, and costs. On December 16, 2024, the court appointed Central States, Southeast and Southwest Areas Health and Welfare Fund and Teamsters Local 710 Pension Fund (“Teamsters Funds”) as lead plaintiffs in the action, and approved their selection of lead counsel. Teamsters Funds filed an amended complaint on February 7, 2025, and added as additional defendants three current and former executives of the Company not previously named in the Bristol County Complaint. On April 4, 2025, the defendants filed a motion to dismiss the amended complaint. On September 30, 2026, the court granted the defendants’ motion to dismiss in part and denied it in part.
On April 25, 2024, and June 21, 2024, two purported stockholders of the Company filed separate stockholder derivative complaints, purportedly on behalf of the Company, against the current and certain former members of the Board and three of the Company’s current and former executives. The complaints, which are captioned Matthew Whitfield v. Kenneth F. Buechler, Ph.D., et al., Case No. 1:24-cv-03176-JAV (S.D.N.Y.) (the “Whitfield Complaint”), and Steven Pinkney v. Douglas Bryant, et al., Case No. 1:24-cv-04753-JAV (S.D.N.Y.) (the “Pinkney Complaint”), assert claims for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets related to statements regarding sales of the Company’s COVID-19 diagnostic tests and the 510(k) submission for its SAVANNA RVP4 assay. The Whitfield and Pinkney Complaints seek judgments awarding compensatory and punitive damages against the individual defendants, directing an accounting by the individual defendants, directing the Company and the individual defendants to take actions to improve the Company’s governance and procedures, and awarding the costs and disbursements of the action, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. On December 16, 2024, the court consolidated the Whitfield and Pinkney Complaints into a single action and stayed the consolidated derivative action.
The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. The Company is not able to estimate a possible loss or range of loss that may result from these lawsuits or to determine whether such loss, if any, would have a material adverse effect on its business, financial condition, results of operations or liquidity.
From time to time, the Company is involved in litigation and other legal proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to its business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which the Company is not able to estimate a possible loss or range of loss, the Company is not able to determine whether the loss will have a material adverse effect on its business, financial condition, results of operations or liquidity

During the third quarter of 2025, a final judgment was entered relating to a dispute with a potential supplier for COVID-19 pandemic raw materials and services, which required the Company to pay monetary damages of $10.8 million, which was paid in the fourth quarter of 2025. Consistent with ASC 450, for the three months ended April 2, 2023, the Company accrued reserves of $1.4 million for this matter, representing the minimum amount in the then-estimable range of loss. The Company accrued additional reserves of $9.4 million for this matter in the third quarter of 2025.
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
The Company designates its interest rate swaps as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized gain of $10.5 million as of September 27, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.

The following table summarizes the Company’s interest rate derivative agreements as of September 27, 2026, all of which were interest rate swaps:

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
The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Total revenues and Cost of sales, excluding amortization of intangibles in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. Pre-tax unrealized loss of $2.3 million as of September 27, 2026 is expected to be reclassified from OCI to earnings in the next 12 months.
The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships and which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in earnings within Other expense, net.
The following table provides details of the currency hedging instruments outstanding as of September 27, 2026:

Description	Notional Amount (In millions)	Hedge Designation
Foreign currency forward contracts	$279.0	Cash Flow Hedge
Foreign currency forward contracts	$942.8	Non-designated

The following table summarizes pre-tax gains and losses from designated derivative and non-derivative instruments within AOCI for the three and nine months ended September 27, 2026 and September 28, 2025:

	Designated Hedging Instruments
(In millions)	Amount of Loss (Gain) Recognized in OCI on Hedges	Location of Amounts Reclassified from AOCI into Loss	Amount of Loss (Gain) Reclassified from AOCI into Loss
Three Months Ended September 27, 2026
Foreign currency forward contracts (sales)	$0.4	Total revenues	$0.4
Foreign currency forward contracts (purchases)	$0.6	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$(56.4)	Interest expense, net	$0.7

Nine Months Ended September 27, 2026
Foreign currency forward contracts (sales)	$1.3	Total revenues	$1.0
Foreign currency forward contracts (purchases)	$0.5	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$(84.2)	Interest expense, net	$2.2

Three Months Ended September 28, 2025
Foreign currency forward contracts (sales)	$(0.5)	Total revenues	$(0.6)
Foreign currency forward contracts (purchases)	$—	Cost of sales, excluding amortization of intangibles	$—
Interest rate derivatives	$9.6	Interest expense, net	$(2.3)

Nine Months Ended September 28, 2025
Foreign currency forward contracts (sales)	$5.6	Total revenues	$(2.9)
Foreign currency forward contracts (purchases)	$0.2	Cost of sales, excluding amortization of intangibles	$0.1
Interest rate derivatives	$26.0	Interest expense, net	$(7.4)
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in exchange rates. The forward exchange contracts are designated as hedges of the net investment in foreign operations. The unrealized gains or losses on these contracts are recorded in foreign currency translation adjustments within OCI, and remain in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The Company excludes certain portions of the change in fair value of its derivative instruments from the assessment of hedge effectiveness (“excluded components”). Changes in fair value of the excluded components are recognized in OCI. The Company recognizes in earnings the initial value of the excluded components on a straight-line basis over the life of the derivative instrument.

The effects of the Company’s net investment hedges on OCI and the Consolidated Statements of Loss are shown below:

	Net Investment Hedging Relationships
(In millions)	Amount of Pre-tax Loss (Gain) Recognized in OCI	Amount of Pre-tax (Gain) Loss Recognized in Other (Income) Expense, Net for Amounts Excluded from Effectiveness Testing
Three Months Ended September 27, 2026
Foreign exchange contracts	$0.5	$(1.7)

Nine Months Ended September 27, 2026
Foreign exchange contracts	$(10.0)	$(5.1)

Three Months Ended September 28, 2025
Foreign exchange contracts	$(6.5)	$(2.8)

Nine Months Ended September 28, 2025
Foreign exchange contracts	$40.4	$(8.9)
Fair value gains on foreign currency forward contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in Other expense, net and were $0.1 million and $1.0 million for the three and nine months ended September 27, 2026, respectively. Fair value losses on foreign currency forward contracts that do not qualify for hedge accounting treatment were $7.8 million and $7.2 million for the three and nine months ended September 28, 2025, respectively.
The following table summarizes the fair value of designated and non-designated hedging instruments recognized within the Consolidated Balance Sheets as of September 27, 2026 and December 28, 2025:

(In millions)	September 27, 2026	December 28, 2025
Designated cash flow hedges
Interest rate derivatives:
Prepaid expenses and other current assets	$—	$0.3
Other assets	64.4	—
Other liabilities	—	19.9
Foreign currency forward contracts:
Prepaid expenses and other current assets	19.2	4.8
Other assets	—	18.5
Other current liabilities	30.0	27.7
Other liabilities	16.3	35.1

Non-designated hedging instruments
Foreign currency forward contracts:
Prepaid expenses and other current assets	6.5	8.6
Other current liabilities	5.4	4.4
Fair Value of Derivative Instruments
The Company has classified its derivative instruments within Level 2 of the fair value hierarchy, as the fair values were determined using valuation models that use market observable inputs.

Note 13. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component:

	Three Months Ended September 27, 2026
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2026	$(8.4)	$2.8	$6.4	$0.8
Current period deferrals	2.4	—	55.4	57.8
Amounts reclassified to Net loss	(1.7)	—	1.1	(0.6)
Net change	0.7	—	56.5	57.2
Balance at September 27, 2026	$(7.7)	$2.8	$62.9	$58.0

	Nine Months Ended September 27, 2026
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 28, 2025	$4.6	$2.8	$(22.8)	$(15.4)
Current period deferrals	(7.2)	—	82.4	75.2
Amounts reclassified to Net loss	(5.1)	—	3.3	(1.8)
Net change	(12.3)	—	85.7	73.4
Balance at September 27, 2026	$(7.7)	$2.8	$62.9	$58.0

	Three Months Ended September 28, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- Employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2025	$24.9	$1.5	$(10.2)	$16.2
Current period deferrals (1)	(21.1)	—	(9.1)	(30.2)
Amounts reclassified to Net loss	(2.8)	—	(2.9)	(5.7)
Net change	(23.9)	—	(12.0)	(35.9)
Balance at September 28, 2025	$1.0	$1.5	$(22.2)	$(19.7)

	Nine Months Ended September 28, 2025
(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post- employment Benefits	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(57.3)	$1.5	$19.6	$(36.2)
Current period deferrals (1)	67.2	—	(31.6)	35.6
Amounts reclassified to Net loss	(8.9)	—	(10.2)	(19.1)
Net change	58.3	—	(41.8)	16.5
Balance at September 28, 2025	$1.0	$1.5	$(22.2)	$(19.7)
(1) Includes tax impact of (i) $0.2 million related to cash flow hedges for the nine months ended September 28, 2025, and (ii) $0.7 million related to foreign currency translation adjustments for the nine months ended September 28, 2025.
Note 14. Restructuring, Integration and Other Charges
Restructuring and other charges primarily include costs incurred in the three and nine months ended September 27, 2026, in connection with (i) the implementation of cost-reduction, strategic productivity and margin improvement initiatives under the Optimization Plan and (ii) the SAVANNA Exit. The cumulative pre-tax charges to be incurred by the Company to implement the Optimization Plan are expected to be approximately $100.0 million through 2027, with charges of $36.7 million incurred to date. The SAVANNA Exit is expected to be substantially complete by the first half of 2027.

Integration expenses for the three and nine months ended September 27, 2026 include costs incurred in connection with the acquisition of LEX Diagnostics. Integration expenses for the three and nine months ended September 28, 2025 include costs incurred in connection with the Combinations, which were completed at the end of 2025.
The following table summarizes Restructuring, integration and other charges:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Restructuring charges:
Employee terminations	$0.3	$0.7	$1.5	$7.0
Asset impairments/write off	2.0	0.1	3.1	0.4
Provision for restructuring(1)(2)	2.3	0.8	4.6	7.4
SAVANNA Exit charges:
Employee terminations	0.1	0.6	0.4	1.6
Asset impairments/write off	(0.2)	0.8	(1.0)	149.4
Other	—	9.5	(1.2)	9.5
SAVANNA Exit charges(2)	(0.1)	10.9	(1.8)	160.5
Implementation costs(2)(3)	4.3	0.3	12.0	0.4
Accelerated depreciation	2.0	1.5	6.1	2.5
Integration expenses(2)	0.6	27.6	3.2	66.3
Total charges	$9.1	$41.1	$24.1	$237.1

Cost of sales, excluding amortization of intangibles	$2.0	$1.5	$6.1	$2.5
Restructuring, integration and other charges	7.1	39.6	18.0	234.6
Total charges	$9.1	$41.1	$24.1	$237.1
(1) Primarily represents charges incurred in connection with the Raritan, NJ site exit. The manufacturing activities conducted in the Raritan, NJ facility will be transferred to other facilities.
(2) Included in the Restructuring, integration and other charges in the Consolidated Statements of Loss.
(3) Represents incremental costs directly related to implementing cost-reduction, strategic productivity and margin improvement initiatives.
The components of, and charges in, the restructuring accruals were as follows:

(In millions)	Employee Terminations	Asset impairments/write off	Accrual
Balance at December 28, 2025	$7.6	$—	$7.6
Provision for restructuring	1.5	3.1	4.6
Utilization and other	(1.1)	(3.1)	(4.2)
Balance at September 27, 2026 (1)	$8.0	$—	$8.0
(1) Included in Other current liabilities ($0.3 million) and Other liabilities ($7.7 million).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to QuidelOrtho Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements are any statement contained herein that is not strictly historical, including, but not limited to, certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including under “Outlook” and “Liquidity Outlook,” and statements located elsewhere herein regarding our commercial and other strategic goals, our cost-savings and operational improvement initiatives, including the expected results and anticipated benefits of the cost transformation and enterprise restructuring program and the timing and amount of related charges, industry prospects, our expected results of operations or financial position, and other future plans, objectives, strategies, expectations and intentions. Without limiting the foregoing, the words “may,” “will,” “could,” “would,” “should,” “might,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” “continue,” “aim,” “strive,” “seek” or similar words, expressions or the negative of such terms or other comparable terminology are intended to identify forward-looking statements. Such statements are based on the beliefs and expectations of our management as of the date of this Quarterly Report and are subject to significant known and unknown risks and uncertainties. Actual results or outcomes may differ significantly from those set forth or implied in the forward-looking statements. The following factors, among others, could cause actual results or outcomes to differ from those set forth or implied in the forward-looking statements: fluctuations in demand for our non-respiratory and respiratory products; supply chain, production, logistics, distribution and labor disruptions and challenges; inability to successfully identify, consummate or realize the anticipated benefits of strategic transactions (such as the integration of LEX Diagnostics), strategic restructurings (such as the Optimization Plan and the cost transformation and enterprise restructuring program), divestitures, spin-offs or discontinuances of certain business operations (such as the SAVANNA Exit), or debt financings, on our anticipated timelines, or at all; delays in the development of or failures or delays in the receipt of approvals for new or enhanced products; failure of new products and services to be commercially viable or accepted; changes in reimbursement rates for our products, including reimbursement rate reductions by the China National Health Security Administration; and other macroeconomic, geopolitical, market, business, competitive and/or regulatory factors affecting our business generally, including those arising from the effects of announced or future or amended tariffs, trade policies, investigations, global trade relations and other tariff-related developments, as well as those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report. Investors should not rely on forward-looking statements as predictions of future events because these statements are based on assumptions that may not come true and are speculative by their nature. All forward-looking statements are based on information currently available to us and speak only as of the date of this Quarterly Report. We undertake no obligation to update any of the forward-looking information or time-sensitive information included in this Quarterly Report, whether as a result of new information, future events, changed expectations or otherwise, except as required by law.
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
We manage our business geographically to better align with the market dynamics of the specific geographic regions in which we operate, with our reportable segments being North America, EMEA, China, JPAC and Latin America. We generate our revenue in the following business units: Labs, Transfusion Medicine (Immunohematology and Donor Screening product categories), Point of Care and Molecular Diagnostics. We also generate non-core revenue, including through our contract manufacturing business and certain business collaborations, which accounted for $79.5 million and $85.6 million for the nine months ended September 27, 2026 and September 28, 2025, respectively.
For the nine months ended September 27, 2026, Total revenues decreased by 7% to $1,869.6 million as compared to the same period in the prior year. This decrease was primarily driven by (i) variability of our U.S. respiratory products, mainly due to decreases in flu and COVID-19 revenues, (ii) the termination of our Joint Business arrangement and (iii) evolving market dynamics in China. Currency exchange rates had a favorable impact of approximately 100 basis points on our growth rate for the nine months ended September 27, 2026. Our revenues can be highly concentrated over a small number of products, including certain of our respiratory products. For the nine months ended September 27, 2026 and September 28, 2025, revenues related to our respiratory products accounted for 10% and 14% of our Total revenues, respectively.
Wind-Down of U.S. Donor Screening Portfolio
In February 2024, we initiated a wind-down plan to transition out of the U.S. donor screening portfolio. Specifically, we are winding-down the ORTHO VERSEIA Integrated Processor platform and microplate assays, which are only sold in the U.S. and have a lower growth and margin profile. This wind-down will not affect any donor screening portfolio outside of the U.S. While we wind-down this U.S. donor screening portfolio, we will continue to support our existing customers and honor our contractual commitments. The winding-down of the U.S. donor screening portfolio, as compared to the prior year periods, contributed to the decline in revenue with a margin lower than our overall margin. Refer to Item 1, “Financial Statements—Note 4. Revenue” for more information. We have substantially completed the wind-down of our U.S. donor screening portfolio as of September 27, 2026.
Restructuring and Other Charges
In the second quarter of 2025, we launched the Optimization Plan that aims to (i) realign our costs with our long-term revenue expectations, (ii) drive operational efficiencies in manufacturing and distribution cost bases and (iii) support and align with our strategy to invest in key priorities. The cumulative pre-tax charges to be incurred by us to implement the Optimization Plan are expected to be approximately $100 million through 2027, with charges of $36.7 million incurred to date. The Optimization Plan is expected to deliver net cost savings of approximately $50 million to be achieved through 2027. The key initiatives of the Optimization Plan are:
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
Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for further details regarding these actions.
In the fourth quarter of 2026, we launched a new cost transformation and enterprise restructuring program designed to further improve our cost structure and evolve our operating model around two focused businesses, Core Diagnostics and Point of Care Diagnostics. The new operating model is designed to increase customer focus, create clearer accountability for business performance, and better align technology development and investment priorities with the distinct needs of each business. We expect the program to deliver over $80 million in annual savings in 2027 and to record approximately $30 to $35 million in one-time restructuring charges in the fourth quarter of 2026.
Recent Macroeconomic Trends and Challenges

In April 2025, the U.S. announced tariffs on imports from most countries, including significant tariffs on imports from the U.K., Canada, Mexico and China, leading to increasing political and trade tensions. In response to tariffs, certain countries have implemented retaliatory tariffs on U.S. goods. Although certain tariffs imposed by the U.S. were struck down by the Supreme Court in February 2026, the U.S. has announced separate new tariffs and related tariff actions affecting companies in the pharmaceutical and biotechnology industries, including a Section 232 national security investigation initiated in September 2025 that could result in future tariffs on imports of personal protective equipment, medical consumables, and medical equipment, including devices. In July 2026, the U.S. imposed new wide-ranging tariffs on goods from most U.S. trading partners for alleged failures to halt imports of goods produced with forced labor, invoking Section 301 of the Trade Act of 1974. These and other potential tariff actions as well as the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. Currently, as a result of recently effected tariffs, we are incurring incremental costs of parts and materials that we use to produce products, as well as incremental costs to ship finished goods to customers. Although the Company plans to, and we have thus far, substantially offset such incremental costs through operating measures, including supply chain adjustments, current and future tariffs could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. While trade negotiations are ongoing and certain bilateral trade deals have been announced, there remains uncertainty about the duration of existing tariffs, tariff levels, implementation of announced tariffs or imposition of additional tariffs, the potential implications of the Section 232 investigation and Section 301 tariffs, litigation challenging tariffs, and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. We continue to closely monitor these events as they unfold and assess their potential impact on our operations to inform our response strategy.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the occurrence, spread, severity, duration and emergence of new variants of respiratory diseases, including flu, strep, RSV and COVID-19.
We expect overall demand for our non-respiratory and respiratory products to continue to fluctuate as a result of a number of factors, including supply, emergence and spread of new variants, and the demands of the respiratory season, which are variable and typically more prevalent during the fall and winter. A weaker respiratory season contributed to lower demand for flu and COVID-19 testing during the first nine months of 2026, and we believe this trend may continue through the end of 2026.
Our respiratory products revenue may be impacted by customer purchasing patterns for the 2026-2027 respiratory season, which are influenced by respiratory disease trends, customer demand expectations, and inventory levels. Further, our SOFIA 2 Flu + SARS Antigen FIA (“SOFIA Combo”) test is authorized by the U.S. Food and Drug Administration ("FDA") under an emergency use authorization ("EUA") related to COVID-19. The U.S. Department of Health and Human Services ("HHS") has announced that the declaration supporting EUAs for COVID-19 IVD tests will terminate effective December 26, 2026, and we have been actively managing this transition with our customers. Under applicable FDA and U.S. Centers for Medicare & Medicaid Services ("CMS") transition guidance, SOFIA Combo tests that we distribute prior to the termination date may continue to be sold by our distributor customers and used by health care providers through their labeled expiration dates under the same circumstances in a manner consistent with the EUA in effect prior to the termination date. In addition, we may continue to sell and distribute SOFIA Combo tests after the termination date if we submit a 510(k) marketing submission that is accepted by the FDA before the termination date and we otherwise comply with the transition policies of FDA and CMS. In the near term, some customers may purchase greater quantities of SOFIA Combo tests in advance of the termination date, which could affect the timing of respiratory products revenue, and future sales of SOFIA Combo tests will depend on the status of any applicable 510(k) marketing submission. As a result, the EUA termination may contribute to variability in our respiratory products revenue.
In January 2026, the Jiangxi, China provincial Health Security Administration announced its plan to pilot a Volume-Based Procurement program on dry chemistry test strips. Based on current information, we believe that any business impact will not be material to our total annualized revenue.
In March 2026, the China National Health Security Administration (“NHSA”) issued initial draft IVD pricing guidelines. In mid-August 2026, the NHSA finalized its nationwide IVD pricing guidelines. We believe that uncertainty regarding the China NHSA pricing changes and implementation timelines contributed to lower purchase volumes in our China business during the first nine months of 2026, and that evolving market dynamics may continue to pressure our business in China.
Outside of China, our Labs and Immunohematology business units, which represent a majority of our Total revenues, continued to experience steady demand during the first nine months of 2026, which we believe was supported by our long-term customer relationships and installed base in key markets.
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
Results of Operations
Revenues
The following table compares Total revenues by business unit for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Labs	$353.2	$373.8	(6)%	$1,089.2	$1,116.5	(2)%
Immunohematology (1)	142.0	142.0	—%	414.5	402.8	3%
Donor Screening (1)	1.7	14.7	(88)%	13.5	40.8	(67)%
Point of Care	119.6	164.6	(27)%	340.6	428.5	(21)%
Molecular Diagnostics	2.4	4.8	(50)%	11.8	18.0	(34)%
Total revenues	$618.9	$699.9	(12)%	$1,869.6	$2,006.6	(7)%
(1) As a result of the wind-down of the U.S. donor screening portfolio, the Transfusion Medicine business unit is shown in its two product categories: Immunohematology and Donor Screening.
For the three months ended September 27, 2026, Total revenues decreased to $618.9 million from $699.9 million for the same period in the prior year. Labs revenue decreased 6% compared to the prior year period, primarily due to slower distributor sales related to changes to IVD pricing guidelines in China. Immunohematology revenue was flat compared to the prior year period. Donor Screening revenue decreased 88% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 27% compared to the prior year period, primarily due to decreases in respiratory product revenue. Molecular Diagnostics revenue decreased 50% compared to the prior year period, primarily due to a decrease in SOLANA revenue. Currency exchange rates did not significantly impact our growth rate for the three months ended September 27, 2026.
For the nine months ended September 27, 2026, Total revenues decreased to $1,869.6 million from $2,006.6 million for the same period in the prior year. Labs revenue decreased 2% compared to the prior year period, primarily due to (i) the termination of our Joint Business arrangement, which contributed to a $17.3 million decrease, and (ii) slower distributor sales related to changes to IVD pricing guidelines in China. Immunohematology revenue increased 3% compared to the prior year period, primarily due to reagent growth. Donor Screening revenue decreased 67% compared to the prior year period, primarily due to the wind-down of the U.S. donor screening business. Point of Care revenue decreased 21% compared to the prior year period, primarily due to decreases in sales of SOFIA SARS and QUICKVUE SARS Antigen assays. Molecular Diagnostics revenue decreased 34% compared to the prior year period, primarily due to a decrease in SOLANA revenue. Currency exchange rates had a favorable impact of approximately 100 basis points on our growth rate for the nine months ended September 27, 2026.
Cost of Sales, Excluding Amortization of Intangible Assets
Cost of sales, excluding amortization of intangible assets, decreased to $329.3 million, or 53.2% of Total revenues, for the three months ended September 27, 2026, compared to $364.3 million, or 52.1% of Total revenues, for the three months ended September 28, 2025. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by lower employee compensation costs, manufacturing costs and freight charges.
Cost of sales, excluding amortization of intangible assets, decreased to $1,043.3 million, or 55.8% of Total revenues, for the nine months ended September 27, 2026, compared to $1,052.8 million, or 52.5% of Total revenues, for the nine months ended

September 28, 2025. The decrease in cost of sales, excluding amortization of intangible assets, was driven primarily by lower employee compensation costs and freight charges, partially offset by unfavorable product mix and higher depreciation.
Operating Expenses
The following table summarizes operating expenses for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 27, 2026	% of Total Revenues	September 28, 2025	% of Total Revenues	September 27, 2026	% of Total Revenues	September 28, 2025	% of Total Revenues
Selling, marketing and administrative	$182.7	29.5%	$186.9	26.7%	$571.7	30.6%	$551.9	27.5%
Research and development	42.5	6.9%	41.5	5.9%	136.1	7.3%	140.4	7.0%
Amortization of intangible assets	50.8	8.2%	47.7	6.8%	146.6	7.8%	143.6	7.2%
Restructuring, integration and other charges	7.1	1.1%	39.6	5.7%	18.0	1.0%	234.6	11.7%
Goodwill impairment charge	—	N/M	700.7	N/M	—	N/M	700.7	N/M
Asset impairment charge	12.5	N/M	9.7	N/M	12.5	N/M	9.7	N/M
Other operating expenses	1.5	0.2%	14.3	2.0%	2.5	0.1%	25.8	1.3%
* N/M - Not meaningful
Selling, Marketing and Administrative Expenses
Selling, marketing and administrative expenses for the three months ended September 27, 2026 decreased by $4.2 million, or 2.2%, to $182.7 million from $186.9 million for the same period in the prior year, primarily due to lower employee compensation costs, including severance, partially offset by higher distribution costs and an increase of $1.2 million in cloud computing amortization.
Selling, marketing and administrative expenses for the nine months ended September 27, 2026 increased by $19.8 million, or 3.6%, to $571.7 million from $551.9 million for the same period in the prior year, primarily due to higher distribution costs and an increase of $7.3 million in cloud computing amortization.
Research and Development Expense
Research and development expense for the three months ended September 27, 2026 increased by $1.0 million, or 2.4%, to $42.5 million from $41.5 million for the same period in the prior year, primarily due to higher costs of outside services, partially offset by lower employee compensation costs.
Research and development expense for the nine months ended September 27, 2026 decreased by $4.3 million, or 3.1%, to $136.1 million from $140.4 million for the same period in the prior year, primarily due to lower third-party material and clinical costs and lower employee compensation costs, partially offset by higher costs of outside services.
Amortization of Intangible Assets
Amortization of intangible assets was $50.8 million and $146.6 million for the three and nine months ended September 27, 2026, respectively, and $47.7 million and $143.6 million for the three and nine months ended September 28, 2025, respectively.
Restructuring, Integration and Other Charges
Restructuring, integration and other charges were $7.1 million and $18.0 million for the three and nine months ended September 27, 2026, respectively, and $39.6 million and $234.6 million for the three and nine months ended September 28, 2025, respectively. Refer to Item 1, “Financial Statements—Note 14. Restructuring, Integration and Other Charges” for more information.
Goodwill Impairment Charge
During the three months ended September 28, 2025, we recognized a non-cash goodwill impairment charge of $700.7 million. Refer to Item 1, “Financial Statements—Note 8. Goodwill and Intangible Assets, Net” for more information.

Asset Impairment Charge
We recognized an impairment charge of $12.5 million as a result of the latest fair value assessment for the three and nine months ended September 27, 2026, and $9.7 million for the three and nine months ended September 28, 2025, related to the Raritan, NJ facility, which continues to meet the criteria to be classified as assets held for sale.
Other Operating Expenses
Other operating expenses were $1.5 million and $2.5 million for the three and nine months ended September 27, 2026, respectively, and $14.3 million and $25.8 million for the three and nine months ended September 28, 2025, respectively. The decreases were primarily driven by the legal accrual in the prior period and the termination of our Joint Business arrangement. Refer to Item 1, “Financial Statements—Note 4. Revenue” and “—Note 11. Commitments and Contingencies” for more information.
Non-operating Expenses
The following table summarizes non-operating expenses, net for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Interest expense, net	$55.4	$46.1	20.2%	$161.2	$126.6	27.3%
Loss on extinguishment of debt	—	5.1	N/M	—	5.1	N/M
Other expense, net	—	0.9	(100.0)%	1.3	10.7	(87.9)%
* N/M - Not meaningful
Interest Expense, Net
Interest expense, net was $55.4 million and $161.2 million for the three and nine months ended September 27, 2026, respectively, and $46.1 million and $126.6 million for the three and nine months ended September 28, 2025, respectively. Refer to Item 1, “Financial Statements—Note 9. Borrowings” for more information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $5.1 million for the three and nine months ended September 28, 2025, and was related to the termination of the Prior Credit Agreement.
Other Expense, Net
Other expense, net was $1.3 million for the nine months ended September 27, 2026, compared to $10.7 million for the nine months ended September 28, 2025. The decrease was related to net foreign currency gains, partially offset by a loss on investments for the nine months ended September 27, 2026. Other expense, net was $0.9 million for the three months ended September 28, 2025.
Income Taxes
For the three months ended September 27, 2026, we recognized an income tax benefit of $9.1 million in relation to loss before income taxes of $62.9 million, resulting in an effective tax rate of 14.5%. For the three months ended September 28, 2025, we recognized an income tax benefit of $23.9 million in relation to loss before income taxes of $756.9 million, resulting in an effective tax rate of 3.2%. For the three months ended September 27, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the three months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes.
For the nine months ended September 27, 2026, we recognized a provision for income taxes of $14.9 million in relation to loss before income taxes of $223.6 million, resulting in a negative effective tax rate of 6.7%. For the nine months ended September 28, 2025, we recognized a provision for income taxes of $5.8 million in relation to loss before income taxes of $995.3 million, resulting in a negative effective tax rate of 0.6%. For the nine months ended September 27, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances. For the nine months ended September 28, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to goodwill impairment charges that were nondeductible for tax purposes and the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Our results for the nine months ended September 27, 2026 include the impacts of OBBBA on our Consolidated Financial Statements.
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
North America
Total revenues and Adjusted EBITDA for North America were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Total revenues	$330.7	$381.4	(13)%	$987.0	$1,098.8	(10)%
Adjusted EBITDA	$177.8	$210.8	(16)%	$516.8	$604.8	(15)%
Total revenues were $330.7 million for the three months ended September 27, 2026, compared to $381.4 million for the three months ended September 28, 2025. The decrease was primarily driven by (i) decreases in respiratory product revenues, (ii) the wind-down of the U.S. donor screening business, partially offset by (iii) an increase in Labs revenues.
Total revenues were $987.0 million for the nine months ended September 27, 2026, compared to $1,098.8 million for the nine months ended September 28, 2025. The decrease was primarily driven by (i) decreases in respiratory product revenues, (ii) the wind-down of the U.S. donor screening business and (iii) a decrease in Labs revenues, primarily due to the termination of our Joint Business arrangement.
Adjusted EBITDA was $177.8 million for the three months ended September 27, 2026, compared to $210.8 million for the three months ended September 28, 2025. The decrease was primarily driven by decreases in revenues.
Adjusted EBITDA was $516.8 million for the nine months ended September 27, 2026, compared to $604.8 million for the nine months ended September 28, 2025. The decrease was primarily driven by decreases in revenues.

EMEA
Total revenues and Adjusted EBITDA for EMEA were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Total revenues	$86.9	$91.8	(5)%	$270.6	$268.0	1%
Adjusted EBITDA	$17.7	$24.4	(27)%	$59.9	$59.2	1%
Total revenues were $86.9 million for the three months ended September 27, 2026, compared to $91.8 million for the three months ended September 28, 2025. The decrease was primarily driven by a decrease in Labs revenues.
Total revenues were $270.6 million for the nine months ended September 27, 2026, compared to $268.0 million for the nine months ended September 28, 2025. The increase was primarily driven by an increase in Immunohematology revenues, partially offset by a decrease in Labs revenues.
Adjusted EBITDA was $17.7 million for the three months ended September 27, 2026, compared to $24.4 million for the three months ended September 28, 2025. The decrease was primarily driven by a decrease in Labs revenues and higher distribution costs, partially offset by cost-savings initiatives.
Adjusted EBITDA was $59.9 million for the nine months ended September 27, 2026, compared to $59.2 million for the nine months ended September 28, 2025. The increase was primarily driven by an increase in Immunohematology revenues and cost-savings initiatives, partially offset by higher distribution costs and a decrease in Labs revenues.
China
Total revenues and Adjusted EBITDA for China were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Total revenues	$48.9	$84.6	(42)%	$180.2	$243.0	(26)%
Adjusted EBITDA	$7.9	$36.8	(79)%	$58.7	$108.2	(46)%
Total revenues were $48.9 million for the three months ended September 27, 2026, compared to $84.6 million for the three months ended September 28, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to changes to IVD pricing guidelines in China and a decrease in Immunohematology revenues.
Total revenues were $180.2 million for the nine months ended September 27, 2026, compared to $243.0 million for the nine months ended September 28, 2025. The decrease was primarily driven by a decrease in Labs revenues due to slower distributor sales related to changes to IVD pricing guidelines in China and a decrease in Immunohematology revenues.
Adjusted EBITDA was $7.9 million for the three months ended September 27, 2026, compared to $36.8 million for the three months ended September 28, 2025. The decrease was primarily driven by decreases in revenues.
Adjusted EBITDA was $58.7 million for the nine months ended September 27, 2026, compared to $108.2 million for the nine months ended September 28, 2025. The decrease was primarily driven by decreases in revenues.
JPAC
Total revenues and Adjusted EBITDA for JPAC were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Total revenues	$76.4	$76.8	(1)%	$220.7	$217.1	2%
Adjusted EBITDA	$20.3	$20.5	(1)%	$55.1	$57.3	(4)%
Total revenues were $76.4 million for the three months ended September 27, 2026, compared to $76.8 million for the three months ended September 28, 2025. The decrease was primarily driven by a decrease in Immunohematology revenues, partially offset by an increase in Labs revenues.

Total revenues were $220.7 million for the nine months ended September 27, 2026, compared to $217.1 million for the nine months ended September 28, 2025. The increase was primarily driven by an increase in Labs revenues, partially offset by a decrease in Immunohematology revenues.
Adjusted EBITDA was $20.3 million for the three months ended September 27, 2026, compared to $20.5 million for the three months ended September 28, 2025. The decrease was primarily driven by the impact of product mix and lower revenues, partially offset by cost-savings initiatives.
Adjusted EBITDA was $55.1 million for the nine months ended September 27, 2026, compared to $57.3 million for the nine months ended September 28, 2025. The decrease was primarily driven by the impact of product mix and higher service costs, partially offset by an increase in Labs revenues and cost-savings initiatives.
Latin America
Total revenues and Adjusted EBITDA for Latin America were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Total revenues	$76.0	$65.3	16%	$211.1	$179.7	17%
Adjusted EBITDA	$23.2	$23.7	(2)%	$58.7	$54.4	8%
Total revenues were $76.0 million for the three months ended September 27, 2026, compared to $65.3 million for the three months ended September 28, 2025. The increase was primarily driven by increases in Labs and Immunohematology revenues.
Total revenues were $211.1 million for the nine months ended September 27, 2026, compared to $179.7 million for the nine months ended September 28, 2025. The increase was primarily driven by increases in Labs and Immunohematology revenues.
Adjusted EBITDA was $23.2 million for the three months ended September 27, 2026, compared to $23.7 million for the three months ended September 28, 2025. The decrease was primarily driven by higher operating expenses, partially offset by increases in Labs and Immunohematology revenues.
Adjusted EBITDA was $58.7 million for the nine months ended September 27, 2026, compared to $54.4 million for the nine months ended September 28, 2025. The increase was primarily driven by increases in Labs and Immunohematology revenues and the impact from changes in product mix, partially offset by higher operating expenses.
Liquidity and Capital Resources
As of September 27, 2026 and December 28, 2025, our principal sources of liquidity consisted of the following:

(In millions)	September 27, 2026	December 28, 2025
Cash and cash equivalents	$166.4	$169.8
Amount available to borrow under the Revolving Credit Facility	$367.0	$596.6
Working capital including cash and cash equivalents	$378.9	$481.2
As of September 27, 2026, we had $166.4 million in Cash and cash equivalents, a $3.4 million decrease from December 28, 2025. Our cash requirements fluctuate as a result of numerous factors, including cash generated from operations, progress in R&D, capital expansion projects and acquisition, restructuring and business development activities. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Debt Capitalization
On September 23, 2026, we entered into the Amendment to our existing credit agreement. Pursuant to the Credit Agreement, the Lenders provided us with (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, (iii) a $1.45 billion Term Loan B and (iv) a $700.0 million Revolving Credit Facility. The Financing remains guaranteed by the Guarantors and secured by liens on substantially all of our and the Guarantors’ assets, excluding real property and certain other types of excluded assets. The Amendment, among other matters, reset our financial covenant levels during the Covenant Relief Period to provide for a maximum Consolidated Leverage Ratio for each measurement period as follows: (a) 5.50 to 1.00 on or prior to July 2, 2028, (b) 5.00 to 1.00 on October 1, 2028 or December 31, 2028, (c) 4.50 to 1.00 on April 1, 2029 or July 1, 2029, and (d) 4.25 to 1.00 on or after September 30, 2029. The Amendment also reset the minimum Consolidated Interest Coverage Ratio during the Covenant Relief Period for each measurement period as follows: (a) 2.25 to 1.00 on or prior to July 2, 2028, (b) 2.50 to 1.00 on October 1, 2028 or December 31, 2028, (c) 2.75 to 1.00 on April 1, 2029 or July 1, 2029, and (d) 3.00 to 1.00 on or after September 30, 2029. During the Covenant Relief Period, the initial applicable rate for the Term Loan A Facilities and the Revolving Credit Facility from the Amendment effective date until the first business day after Bank of America’s receipt of the compliance certificate for the fiscal quarter ended September 27, 2026 is 1.50% per annum for base rate loans and 2.50% per annum for Term SOFR rate loans, and thereafter will be determined in accordance with a pricing grid based on our Consolidated Leverage Ratio ranging from 1.75% to 3.00% per annum for Term SOFR rate loans and from 0.75% to 2.00% per annum for base rate loans. In addition, during the Covenant Relief Period, we will pay a commitment fee on the unused portion of the Credit Agreement based on our Consolidated Leverage Ratio ranging from 0.20% to 0.40% per annum. The interest payable on the Term Loan B remains unchanged by the Amendment.
The Amendment was accounted for as a debt modification. We incurred and paid $4.3 million of Lender fees, consisting of $2.7 million related to Term Loan A and $1.6 million related to the Revolving Credit Facility. Lender fees related to Term Loan A were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of Interest expense, net over the remaining life of the Term Loan A. Lender fees related to the Revolving Credit Facility were recorded as Other assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility. Additionally, we incurred $0.5 million of third-party costs, which were expensed as Selling, marketing and administrative expenses in the Consolidated Statements of Loss.
Availability under the Revolving Credit Facility, after deducting letters of credit of $18.0 million and $315.0 million borrowings outstanding, was $367.0 million as of September 27, 2026.
In April 2026, we borrowed $100.0 million under the DDTL Term Loan A, comprised of a Term SOFR loan to fund the acquisition of LEX Diagnostics and for general corporate purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments, restricted payments, certain debt prepayments and transactions with affiliates. We were in compliance with the financial covenants as of September 27, 2026.
Capital Expenditures
Capital expenditures, including investments, were $80.5 million for the nine months ended September 27, 2026. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities and other facility-related activities.
Cash Flow Summary

	Nine Months Ended
(In millions)	September 27, 2026	September 28, 2025
Net cash used for operating activities	$(124.0)	$(26.7)
Net cash used for investing activities	(162.2)	(143.1)
Net cash provided by financing activities	282.3	166.9
Effect of exchange rates on cash	0.5	2.5
Net decrease in cash, cash equivalents and restricted cash	$(3.4)	$(0.4)
Nine Months Ended September 27, 2026
Cash used for operating activities was $124.0 million for the nine months ended September 27, 2026 and reflected a net loss of $238.5 million, non-cash adjustments of $423.7 million, primarily associated with depreciation and amortization and stock-based compensation expense, and changes in working capital, including cash outflows of $188.8 million for inventories, partially offset by cash inflows of $40.4 million from collections on accounts receivables.
Cash used for investing activities was $162.2 million for the nine months ended September 27, 2026 and was primarily related to the LEX Diagnostics acquisition of $98.4 million and purchases of property, plant, equipment, investments and intangibles of $80.5 million.
Cash provided by financing activities was $282.3 million for the nine months ended September 27, 2026 and was primarily related to net proceeds from the Revolving Credit Facility of $235.0 million and long-term borrowings, net of $49.7 million.

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
We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. We have increased and we intend to continue increasing the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets, where permitted by law. We believe this sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows.
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
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 27, 2026.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 27, 2026 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment No. 1, dated as of September 23, 2026, by and among QuidelOrtho Corporation, as borrower, the Guarantors, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2026)

10.2(1)	QuidelOrtho Corporation 2026 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on July 13, 2026)
10.3(1)	QuidelOrtho Corporation 2026 Inducement Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 7. 2026)
10.4(1)	QuidelOrtho Corporation 2026 Inducement Plan Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 7. 2026)
31.1*	Certification by Principal Executive Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer of QuidelOrtho Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SUMMARY OF ABBREVIATED TERMS
QuidelOrtho Corporation and its consolidated subsidiaries may be referred to as QuidelOrtho, the Company, we, our or us in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

Annual Report	Annual Report on Form 10-K for the fiscal year ended December 28, 2025
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Combinations	Business combination consummated by Quidel Corporation and Ortho on May 27, 2022, pursuant to a Business Combination Agreement entered into as of December 22, 2021, by and among Quidel Corporation, Ortho, QuidelOrtho (formerly Coronado Topco, Inc.), Orca Holdco, Inc., Laguna Merger Sub, Inc., and Orca Holdco 2, Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, the Middle East and Africa
EPS	Loss per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
Grifols	Grifols Diagnostic Solutions, Inc.
IT	Information technology
IVD	In vitro diagnostics
Joint Business	Collaboration arrangement between Ortho and Grifols
JPAC	Japan and Asia Pacific
LEX Diagnostics	LEX Diagnostics Limited
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income (loss)
Optimization Plan	Multi-year, enterprise-wide cost-reduction, strategic productivity and margin improvement initiatives that the Company launched in the second quarter of 2025
Ortho	Ortho Clinical Diagnostics Holdings plc
Prior Credit Agreement	Credit agreement, dated May 27, 2022, by and among the Company, as borrower, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders and L/C issuers party thereto
Quarterly Report	Quarterly Report on Form 10-Q for the quarter ended September 27, 2026
R&D	Research and development
RSU	Restricted stock unit; includes time-based RSUs, performance-based RSUs and restricted stock awards
RSV	Respiratory syncytial virus
SAVANNA Exit	Discontinuation of the development of the SAVANNA platform
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured overnight financing rate
Term Loans	Collectively under the Credit Agreement: (i) a $1.15 billion Term Loan A, (ii) a $100.0 million DDTL Term Loan A, and (iii) a $1.45 billion Term Loan B
U.K.	United Kingdom
U.S.	United States
USD	United States dollar

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2026	QUIDELORTHO CORPORATION

/s/ BRIAN J. BLASER
Brian J. Blaser
President and Chief Executive Officer (Principal Executive Officer)

/s/ MICAH YOUNG
Micah Young
Chief Financial Officer (Principal Financial and Accounting Officer)